Form 10-Q
period 2023-07-01
TransDigm Group INC
filed 2023-08-08
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2023

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 55,183,160 as of July 31, 2023.

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	July 1, 2023	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,071	$3,001
Trade accounts receivable—Net	1,159	967
Inventories—Net	1,603	1,332
Prepaid expenses and other	419	349
Total current assets	6,252	5,649
PROPERTY, PLANT AND EQUIPMENT—NET	983	807
GOODWILL	9,141	8,641
OTHER INTANGIBLE ASSETS—NET	2,945	2,750
OTHER NON-CURRENT ASSETS	234	260
TOTAL ASSETS	$19,555	$18,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$67	$76
Short-term borrowings—trade receivable securitization facility	350	350
Accounts payable	292	279
Accrued and other current liabilities	824	721
Total current liabilities	1,533	1,426
LONG-TERM DEBT	19,348	19,369
DEFERRED INCOME TAXES	619	596
OTHER NON-CURRENT LIABILITIES	442	482
Total liabilities	21,942	21,873
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 60,832,816 and 60,049,685 at July 1, 2023 and September 30, 2022, respectively	1	1
Additional paid-in capital	2,375	2,113
Accumulated deficit	(3,034)	(3,914)
Accumulated other comprehensive loss	(30)	(267)
Treasury stock, at cost; 5,688,639 shares at July 1, 2023 and September 30, 2022	(1,706)	(1,706)
Total TD Group stockholders’ deficit	(2,394)	(3,773)
NONCONTROLLING INTERESTS	7	7
Total stockholders’ deficit	(2,387)	(3,766)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,555	$18,107
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
NET SALES	$1,744	$1,398	$4,733	$3,919
COST OF SALES	715	582	1,983	1,706
GROSS PROFIT	1,029	816	2,750	2,213
SELLING AND ADMINISTRATIVE EXPENSES	209	184	578	537
AMORTIZATION OF INTANGIBLE ASSETS	37	33	105	102
INCOME FROM OPERATIONS	783	599	2,067	1,574
INTEREST EXPENSE—NET	291	269	872	799
REFINANCING COSTS	32	—	41	—
OTHER (INCOME) EXPENSE	(9)	18	(12)	9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	469	312	1,166	766
INCOME TAX PROVISION	117	73	281	165
INCOME FROM CONTINUING OPERATIONS	352	239	885	601
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	1
NET INCOME	352	239	885	602
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	(1)	(2)	(2)
NET INCOME ATTRIBUTABLE TO TD GROUP	$351	$238	$883	$600
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$351	$238	$845	$554
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$6.14	$4.10	$14.80	$9.42
Earnings per share from discontinued operations—basic and diluted	—	—	—	0.02
Earnings per share	$6.14	$4.10	$14.80	$9.44
Weighted-average shares outstanding:
Basic and diluted	57.2	58.0	57.1	58.7
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income	$352	$239	$885	$602
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to TD Group	$351	$238	$883	$600
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	31	(155)	211	(208)
Unrealized gains on derivatives	35	24	26	252
Pension and postretirement benefit plans adjustment	—	6	—	6
Other comprehensive income (loss), net of tax, attributable to TD Group	66	(125)	237	50
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$417	$113	$1,120	$650
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
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2022	60,049,685	$1	$2,113	$(3,914)	$(267)	(5,688,639)	$(1,706)	$7	$(3,766)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(1)	—	—	—	—	(1)
Compensation expense recognized for employee stock options	—	—	24	—	—	—	—	—	24
Exercise of employee stock options	121,490	—	27	—	—	—	—	—	27
Net income attributable to TD Group	—	—	—	228	—	—	—	—	228
Foreign currency translation adjustment, net of tax	—	—	—	—	137	—	—	—	137
Unrealized gain on derivatives, net of tax	—	—	—	—	22	—	—	—	22
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 31, 2022	60,171,175	$1	$2,164	$(3,687)	$(108)	(5,688,639)	$(1,706)	$8	$(3,328)
Accrued unvested dividend equivalents and other	—	—	—	(1)	—	—	—	—	(1)
Compensation expense recognized for employee stock options	—	—	28	—	—	—	—	—	28
Exercise of employee stock options	400,474	—	92	—	—	—	—	—	92
Net income attributable to TD Group	—	—	—	304	—	—	—	—	304
Foreign currency translation adjustment, net of tax	—	—	—	—	43	—	—	—	43
Unrealized loss on derivatives, net of tax	—	—	—	—	(31)	—	—	—	(31)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—April 1, 2023	60,571,649	$1	$2,284	$(3,384)	$(96)	(5,688,639)	$(1,706)	$8	$(2,893)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(1)	(1)
Accrued unvested dividend equivalents and other	—	—	—	(1)	—	—	—	—	(1)
Compensation expense recognized for employee stock options	—	—	31	—	—	—	—	—	31
Exercise of employee stock options	261,167	—	60	—	—	—	—	—	60
Net income attributable to TD Group	—	—	—	351	—	—	—	—	351
Foreign currency translation adjustment, net of tax	—	—	—	—	31	—	—	—	31
Unrealized gain on derivatives, net of tax	—	—	—	—	35	—	—	—	35
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—July 1, 2023	60,832,816	$1	$2,375	$(3,034)	$(30)	(5,688,639)	$(1,706)	$7	$(2,387)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022
OPERATING ACTIVITIES:
Net income	$885	$602
Income from discontinued operations, net of tax	—	(1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	93	85
Amortization of intangible assets and product certification costs	106	103
Amortization of debt issuance costs, original issue discount and premium	30	26
Amortization of inventory step-up	2	1
Amortization of loss contract reserves	(27)	(28)
Refinancing costs	41	—
Gain on sale of businesses, net	—	(6)
Non-cash stock and deferred compensation expense	131	129
Deferred income taxes	(1)	(1)
Foreign currency exchange losses (gains)	21	(22)
(Gain) loss on settlement of the Esterline Retirement Plan (the “ERP”)	(8)	21
Cash refund (contribution) for the ERP settlement, net	8	(16)
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(134)	(91)
Inventories	(244)	(108)
Income taxes payable	70	21
Other assets	(16)	(23)
Accounts payable	(4)	23
Accrued interest	29	(18)
Accrued and other liabilities	(69)	(22)
Net cash provided by operating activities	913	675
INVESTING ACTIVITIES:
Capital expenditures	(102)	(86)
Acquisition of businesses, net of cash acquired	(750)	(422)
Net proceeds from sale of businesses	—	3
Net cash used in investing activities	(852)	(505)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	179	99
Dividend equivalent payments	(38)	(46)
Repurchases of common stock	—	(912)
Proceeds from issuance of senior secured notes, net	2,068	—
Repayments of senior secured notes, net	(1,122)	—
Repayment on revolving credit facility	—	(200)
Proceeds from term loans, net	6,238	—
Repayment on term loans	(7,318)	(56)
Financing costs and other, net	(18)	(1)
Net cash used in financing activities	(11)	(1,116)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	20	(33)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70	(979)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,001	4,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,071	$3,808
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$808	$786
Cash paid during the period for income taxes, net of refunds	$231	$138
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEK PERIODS ENDED JULY 1, 2023 AND JULY 2, 2022
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
TransDigm's major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, cargo loading, handling and delivery systems and specialized flight, wind tunnel and jet engine testing services and equipment.
2.    UNAUDITED INTERIM FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2022 included in TD Group’s Form 10-K filed on November 10, 2022. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2022 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended July 1, 2023 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, none of which are material.
3.    ACQUISITIONS
Calspan Corporation – On March 14, 2023, the Company entered into a definitive agreement to acquire all the outstanding stock of Calspan Corporation (“Calspan”) for a total purchase price of $729 million. The acquisition was completed on May 8, 2023 and financed through existing cash on hand. Calspan operates from seven primary facilities within the United States and is a leading independent provider of proprietary highly engineered testing and technology development services and systems primarily for the aerospace and defense industry. Calspan’s state of the art transonic wind tunnel is used across a range of important aftermarket-focused development activities for both the commercial and defense aerospace end markets. The services and systems are primarily proprietary with significant aftermarket content. Calspan's operating results are included within TransDigm's Airframe segment.
The Company accounted for the Calspan acquisition using the acquisition method of accounting and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The purchase price was allocated to identifiable assets and liabilities based on information available at the date of acquisition. The allocation of the purchase price is preliminary and will likely change in future periods, perhaps materially, as fair value estimates of the assets acquired, particularly intangible assets and property, plant and equipment, and liabilities assumed are finalized. As of July 1, 2023, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the Calspan acquisition are subject to adjustment until the end of the respective measurement period. The Company is in the process of obtaining a third-party valuation of certain intangible assets and property, plant and equipment of Calspan. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the thirty-nine week periods ended July 1, 2023 or July 2, 2022 are not material and, accordingly, are not provided.

The allocation of the estimated fair value of assets acquired and liabilities assumed in the Calspan acquisition as of the May 8, 2023 acquisition date is summarized in the table below (in millions):

Assets acquired (excluding cash):
Trade accounts receivable	$39
Inventories	2
Prepaid expenses and other	40
Property, plant and equipment	105
Goodwill	367	(1)
Other intangible assets	243	(1)
Other non-current assets	7
Total assets acquired (excluding cash)	803
Liabilities assumed:
Accounts payable	10
Accrued and other current liabilities	50
Deferred income taxes	8
Other non-current liabilities	6
Total liabilities assumed	74
Net assets acquired	$729

(1)Based on the preliminary allocation of the net assets acquired, the Company expects that at least 80% of both the approximately $367 million of goodwill and $243 million of other intangible assets recognized for the acquisition will be deductible for tax purposes. The goodwill and intangible assets will be deductible over 15 years.
DART Aerospace – On May 25, 2022, the Company acquired all the outstanding stock of DART Aerospace (“DART”) for a total purchase price of $359 million in cash, net of a working capital settlement received in the fourth quarter of fiscal 2022 of approximately $1 million. The acquisition was financed through existing cash on hand. DART operates from four primary facilities and is a leading provider of highly engineered, unique helicopter mission equipment solutions that predominantly service civilian aircraft. The products are primarily proprietary with significant aftermarket content. DART's operating results are included within TransDigm's Airframe segment.
The Company accounted for the DART acquisition using the acquisition method of accounting and third-party valuation appraisals and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price of DART was allocated to the underlying assets acquired and liabilities assumed based upon the respective fair value at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. Pro forma net sales and results of operations for the acquisition had it occurred at the beginning of the thirty-nine week period ended July 2, 2022 are not material and, accordingly, are not provided.

The final allocation of the fair value of assets acquired and liabilities assumed in the DART acquisition as of the acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, are summarized in the table below (in millions):

	Preliminary	Measurement Period	Final
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$16	$(2)	$14
Inventories	33	(1)	32
Prepaid expenses and other	4	—	4
Property, plant and equipment	9	—	9
Goodwill	236	(31)	205	(1)
Other intangible assets	112	36	148	(1)
Other non-current assets	8	9	17
Total assets acquired (excluding cash)	418	11	429
Liabilities assumed:
Accounts payable	4	—	4
Accrued and other current liabilities	11	3	14
Deferred income taxes	35	—	35
Other non-current liabilities	8	9	17
Total liabilities assumed	58	12	70
Net assets acquired	$360	$(1)	$359

(1)None of the approximately $205 million of goodwill and $148 million of other intangible assets recognized for the acquisition is deductible for tax purposes.
(2)Measurement period adjustments primarily relate to the adjustments in the fair values of the acquired other intangible assets from the third-party valuation. The principal offset was to goodwill.
Extant Aerospace Acquisitions – For the thirty-nine week period ended July 1, 2023, the Company's Extant Aerospace subsidiary, which is included within TransDigm’s Power & Control segment, completed an acquisition of substantially all of the assets and technical data rights of a certain product line, which met the definition of a business, for a total purchase price of $11 million. The allocation of the purchase price remains preliminary and will likely change in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $6 million of goodwill and all of the approximately $4 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.
For the fiscal year ended September 30, 2022, the Company's Extant Aerospace subsidiary, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $88 million, of which $10 million was paid using existing cash on hand in the first quarter of fiscal 2023. The allocation of the purchase prices for certain acquisitions remains preliminary and will likely change in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $61 million of goodwill and all of the approximately $37 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years.
Pro forma net sales and results of operations for the Extant Aerospace acquisitions had they occurred at the beginning of the thirty-nine week periods ended July 1, 2023 or July 2, 2022 are not material and, accordingly, are not provided.
The Calspan, DART and Extant Aerospace product line acquisitions strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase prices paid reflect the current EBITDA and cash flows, as well as the future EBITDA and cash flows expected to be generated by the businesses, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.

4.    RECENT ACCOUNTING PRONOUNCEMENTS
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform.” Certain amendments were provided for in ASU 2021-01, “Reference Rate Reform (ASC 848): Scope,” which was issued in January 2021, and ASU 2022-06, “Reference Rate Reform (ASC 848): Deferral of the Sunset Date.” ASU 2021-01 provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. As a result of ASU 2022-06 deferring the sunset date, ASC 848 is effective through December 31, 2024. During the second quarter of fiscal 2023, the Company entered into LIBOR to Term Secured Overnight Financing Rate (“Term SOFR”) basis interest rate swap and cap agreements to effectively convert its existing swaps and caps from LIBOR-based to Term SOFR-based. The practical expedients permissible under ASC 848 were applied and resulted in the Company preserving the presentation of its existing swaps and caps as qualifying cash flow hedges. Refer to Note 13, “Derivatives and Hedging Activities,” for further disclosure of the hedging transactions entered into during the second quarter of fiscal 2023. The application of this standard did not have a material impact on the Company's condensed consolidated financial statements and disclosures.
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
The Company recognizes revenue from contracts with customers using the five step model prescribed in ASC 606. The Company's revenue is primarily recorded at a point in time basis. Revenue is recognized from the sale of products or services when obligations under the terms of the contract are satisfied and control of promised goods or services have transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. Revenue is measured at the amount of consideration the Company expects to be paid in exchange for goods or services.
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
Based on our production cycle, it is generally expected that goods related to the revenue will be shipped and billed within 12 months. For revenue recognized over time, we estimate the amount of revenue attributable to a contract earned at a given point during the production cycle based on certain costs, such as materials and labor incurred to date, plus the expected profit, which is a cost-to-cost input method.
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

	July 1, 2023	September 30, 2022
Contract assets, current (1)	$185	$119
Contract assets, non-current (2)	1	1
Total contract assets	186	120
Contract liabilities, current (3)	79	45
Contract liabilities, non-current (4)	8	9
Total contract liabilities	87	54
Net contract assets	$99	$66

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
The increase in the Company's total contract assets at July 1, 2023 compared to September 30, 2022 is primarily due to the Calspan acquisition and also the timing and status of work in process and/or milestones of certain contracts. The increase in the Company's total contract liabilities at July 1, 2023 compared to September 30, 2022 is primarily due to the Calspan acquisition and also receipt of advance payments. For the thirty-nine week period ended July 1, 2023, the revenue recognized that was previously included in contract liabilities was not material.
Refer to Note 14, “Segments,” for disclosures related to the disaggregation of revenue.
Allowance for Credit Losses – The Company's allowance for credit losses is the allowance for uncollectible accounts. The allowance for uncollectible accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected.
The Company’s method for developing its allowance for credit losses is based on historical write-off experience, the aging of receivables, an assessment of the creditworthiness of customers, economic conditions and other external market information and supportable forward-looking information. The allowance also incorporates a provision for the estimated impact of disputes with customers. All provisions for allowances for uncollectible accounts are included in selling and administrative expenses. The determination of the amount of the allowance for uncollectible accounts is subject to judgment and estimation by management. If circumstances change or economic conditions deteriorate or improve, the allowance for uncollectible accounts could increase or decrease.
As of July 1, 2023 and September 30, 2022, the allowance for uncollectible accounts was $34 million and $35 million, respectively. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator for earnings per share:
Income from continuing operations	$352	$239	$885	$601
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income from continuing operations attributable to TD Group	351	238	883	599
Less: Dividends paid on participating securities	—	—	(38)	(46)
Income from discontinued operations, net of tax	—	—	—	1
Net income applicable to TD Group common stockholders—basic and diluted	$351	$238	$845	$554
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	55.0	54.4	54.7	55.0
Vested options deemed participating securities	2.2	3.6	2.4	3.7
Total shares for basic and diluted earnings per share	57.2	58.0	57.1	58.7

Earnings per share from continuing operations—basic and diluted	$6.14	$4.10	$14.80	$9.42
Earnings per share from discontinued operations—basic and diluted	—	—	—	0.02
Earnings per share	$6.14	$4.10	$14.80	$9.44
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
During the second and third quarters of fiscal 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share for a total amount of $912 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. No repurchases were made under the program during the thirty-nine week period ended July 1, 2023. As of July 1, 2023, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
8.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	July 1, 2023	September 30, 2022
Raw materials and purchased component parts	$1,133	$959
Work-in-progress	453	359
Finished goods	228	210
Total	1,814	1,528
Reserves for excess and obsolete inventory	(211)	(196)
Inventories—Net	$1,603	$1,332

9.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	July 1, 2023			September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks & trade names	$1,055	$—	$1,055	$990	$—	$990
Technology	2,195	864	1,331	2,054	780	1,274
Order backlog	17	7	10	7	3	4
Customer relationships	674	130	544	580	104	476
Other	10	5	5	9	3	6
Total	$3,951	$1,006	$2,945	$3,640	$890	$2,750
The aggregate amortization expense on identifiable intangible assets is approximately $37 million and $33 million for the thirteen week periods ended July 1, 2023 and July 2, 2022, respectively, and $105 million and $102 million for the thirty-nine week periods ended July 1, 2023 and July 2, 2022, respectively.
As disclosed in Note 3, “Acquisitions,” the estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting and is subject to adjustment upon completion of the third-party valuation for certain acquisitions. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the thirty-nine week period ended July 1, 2023 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$373
Trademarks and trade names	53
	426
Intangible assets subject to amortization:
Technology	108	20 years
Order backlog	10	1.5 years
Customer relationships	76	20 years
	194
Total	$620
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2022 through July 1, 2023 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2022	$4,155	$4,393	$93	$8,641
Goodwill acquired during the period (Note 3)	6	367	—	373
Purchase price allocation adjustments (1)	4	3	—	7
Currency translation adjustments and other	33	87	—	120
Balance at July 1, 2023	$4,198	$4,850	$93	$9,141

(1)Primarily related to opening balance sheet adjustments recorded from the series of acquisitions completed during fiscal year 2022 by the Company's Extant Aerospace subsidiary (Power & Control) and the acquisition of DART (Airframe). Refer to Note 3, “Acquisitions,” for further information.
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have assessed the changes in events and circumstances through the third quarter of fiscal 2023 and concluded that no triggering events occurred that required interim quantitative testing.

10.    DEBT
The Company’s debt consists of the following (in millions):

	July 1, 2023
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$6,263	$(23)	$(51)	$6,189
6.375% senior subordinated notes due 2026 (“6.375% 2026 Notes”)	950	(3)	—	947
6.875% senior subordinated notes due 2026 (“6.875% 2026 Notes”)	500	(3)	(1)	496
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(28)	3	4,375
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(3)	—	547
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(13)	—	2,637
6.75% secured notes due 2028 (“2028 Secured Notes”)	2,100	(19)	(11)	2,070
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(8)	—	1,192
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(5)	—	745
Government refundable advances	22	—	—	22
Finance lease obligations	195	—	—	195
	19,580	(105)	(60)	19,415
Less: current portion	67	—	—	67
Long-term debt	$19,513	$(105)	$(60)	$19,348

	September 30, 2022
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,298	$(29)	$(13)	$7,256
8.00% secured notes due 2025 (“2025 Secured Notes”)	1,100	(6)	—	1,094
6.375% 2026 Notes	950	(4)	—	946
6.875% 2026 Notes	500	(3)	(2)	495
2026 Secured Notes	4,400	(35)	3	4,368
7.50% 2027 Notes	550	(3)	—	547
5.50% 2027 Notes	2,650	(15)	—	2,635
4.625% 2029 Notes	1,200	(9)	—	1,191
4.875% 2029 Notes	750	(6)	—	744
Government refundable advances	23	—	—	23
Finance lease obligations	146	—	—	146
	19,567	(110)	(12)	19,445
Less: current portion	77	(1)	—	76
Long-term debt	$19,490	$(109)	$(12)	$19,369
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $199 million and $170 million as of July 1, 2023 and September 30, 2022, respectively.

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
The Company expensed $4.6 million of refinancing costs associated with the refinancing during the thirty-nine week period ended July 1, 2023. Additionally, the Company wrote-off $0.2 million in unamortized debt issuance costs and $0.1 million of original issue discount related to the Tranche G terms loans during the thirty-nine week period ended July 1, 2023.
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
The Company expensed $9.2 million of refinancing costs associated with the refinancing during the thirty-nine week period ended July 1, 2023. Additionally, the Company wrote-off $0.1 million in unamortized debt issuance costs and $0.1 million of original issue discount related to the Tranche I terms loans during the thirty-nine week period ended July 1, 2023.
Amendment No. 12 to the Second Amended and Restated Credit Agreement – On June 16, 2023, the Company entered into Amendment No. 12 to the Second Amended and Restated Credit Agreement (herein, “Amendment No. 12”). Under the terms of Amendment No. 12, the Company, among other things, removed the option to utilize LIBOR as a benchmark rate for any revolving loans and all future loans under the Credit Agreement and replaced such rate with Term SOFR for all dollar denominated loans and with Euro Interbank Offered Rate (“EURIBOR”) for all euro denominated revolving loans.
Issuance of $1,000 million Senior Secured Notes due 2028 – On February 24, 2023, the Company entered into a purchase agreement in connection with a private offering of $1,000 million in aggregate principal amount of 6.75% senior secured notes due 2028 (the “$1,000 million 2028 Secured Notes”) at an issue price of 100% of the principal amount. The $1,000 million 2028 Secured Notes were issued pursuant to an indenture, dated as of February 24, 2023, amongst TransDigm, as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm named therein, as guarantors. The $1,000 million 2028 Secured Notes are secured by a first-priority security interest in substantially all the assets of TransDigm, TransDigm Group, TransDigm UK and each other guarantor on an equal and ratable basis with any other existing and future senior secured debt, including indebtedness under the Company's senior secured credit facilities and 2026 Secured Notes. The proceeds were used, along with the proceeds from the Tranche I term loans further described above, to repurchase the Tranche E and Tranche F term loans.
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
The Company capitalized $9.8 million in debt issuance costs associated with the $1,000 million 2028 Secured Notes during the thirty-nine week period ended July 1, 2023.

Issuance of $1,100 million Senior Secured Notes due 2028 – On March 9, 2023, the Company entered into a purchase agreement in connection with a private offering of $1,100 million in aggregate principal amount of 6.75% senior secured notes due 2028 (the “$1,100 million 2028 Secured Notes”) at an issue price of 99% of the principal amount, which represents an approximately $11.0 million discount. The $1,100 million 2028 Secured Notes are an additional issuance of the Company's existing $1,000 million 2028 Secured Notes (collectively, the “2028 Secured Notes”), and were issued under the indenture dated as of February 24, 2023 pursuant to which the Company previously issued $1,000 million 2028 Secured Notes and a supplemental indenture dated as of March 9, 2023. The $1,100 million 2028 Secured Notes are the same class and series as, and otherwise identical to, the $1,000 million 2028 Secured Notes other than with respect to the date of issuance and issue price.
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
The Company capitalized $11.5 million in debt issuance costs associated with the $1,100 million 2028 Secured Notes during the thirty-nine week period ended July 1, 2023.
Redemption of Senior Secured Notes due 2025 – On April 10, 2023, the Company redeemed all $1,100 million aggregate principal amount of its outstanding 2025 Secured Notes at a redemption price of 102.00% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the redemption date, using the net proceeds of the offering of the $1,100 million 2028 Secured Notes, together with cash on hand. In connection with the redemption of the 2025 Secured Notes, the Company paid accrued interest of approximately $1.7 million and an early redemption premium of $22.0 million associated with the 2025 Secured Notes.
The Company recorded refinancing costs of $27.0 million, consisting primarily of the $22.0 million early redemption premium and the write off of $4.8 million in unamortized debt issuance costs during the thirty-nine week period ended July 1, 2023 in conjunction with the redemption of the 2025 Secured Notes.
Subsequent Event – Trade Receivables Securitization Facility – On July 25, 2023, the Company amended the Trade Receivables Securitization Facility (“Securitization Facility”) to, among other things, increase the borrowing capacity from $350 million to $450 million and extend the maturity date to July 25, 2024 at an interest rate of Term SOFR plus 1.60%, compared to an interest rate of Term SOFR plus 1.30% that applied prior to the amendment. The total drawn on the Securitization Facility remains at $350 million. The Securitization Facility is collateralized by substantially all of the Company's domestic operations' trade accounts receivable.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of July 1, 2023 and September 30, 2022, the outstanding balance of these advances was $22 million and $23 million, respectively.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $195 million and $146 million at July 1, 2023 and September 30, 2022, respectively. The increase in the current fiscal year is attributable to certain new leases of facilities and amendments to previous agreements qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 17, “Leases,” for further disclosure of the Company's lease obligations.

11.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended July 1, 2023 and July 2, 2022, the effective income tax rate was 24.9% and 23.4%, respectively. During the thirty-nine week periods ended July 1, 2023 and July 2, 2022, the effective income tax rate was 24.1% and 21.5%, respectively. The Company’s higher effective income tax rate for the thirteen and thirty-nine week period ended July 1, 2023, which was also higher than the federal statutory tax rate of 21%, was primarily due to an increase in the valuation allowance applicable to the Company's net interest deduction limitation carryforward, partially offset by the discrete impact of excess tax benefits associated with share-based payments.
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
Unrecognized tax benefits at July 1, 2023 and September 30, 2022, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $14.9 million and $16.6 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not material for the thirteen and thirty-nine week periods ended July 1, 2023 and July 2, 2022. As of July 1, 2023 and September 30, 2022, the Company accrued $5.2 million and $4.5 million, respectively, for the potential payment of interest and penalties. Within the next 12 months, the Company does not anticipate a material increase or decrease in the amount of unrecognized tax benefits.
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

The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		July 1, 2023		September 30, 2022
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$3,071	$3,071	$3,001	$3,001
Interest rate swap agreements (1)	2	110	110	77	77
Interest rate swap agreements (2)	2	45	45	68	68
Interest rate cap agreement (2)	2	55	55	50	50
Interest rate collar agreements (2)	2	10	10	—	—
Liabilities:
Foreign currency forward exchange contracts (3)	2	1	1	11	11
Interest rate cap agreement (4)	2	1	1	—	—
Interest rate swap agreements (4)	2	4	4	—	—
Short-term borrowings - trade receivable securitization facility (5)	2	350	350	350	350
Long-term debt, including current portion:
Term loans (5)	2	6,189	6,223	7,256	6,976
2025 Secured Notes (5)	1	—	—	1,094	1,115
6.375% 2026 Notes (5)	1	947	935	946	884
6.875% 2026 Notes (5)	1	496	496	495	473
2026 Secured Notes (5)	1	4,375	4,378	4,368	4,257
7.50% 2027 Notes (5)	1	547	550	547	524
5.50% 2027 Notes (5)	1	2,637	2,498	2,635	2,286
2028 Secured Notes (5)	1	2,070	2,108	—	—
4.625% 2029 Notes (5)	1	1,192	1,065	1,191	966
4.875% 2029 Notes (5)	1	745	668	744	606
Government refundable advances	2	22	22	23	23
Finance lease obligations	2	195	195	146	146

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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at July 1, 2023 and September 30, 2022.

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
Interest Rate Swap, Cap and Collar Agreements – Interest rate swap, cap and collar agreements are used to manage interest rate risk associated with floating rate borrowings (such as our term loans - see Note 10, “Debt”) under our Credit Agreement. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. The agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating rate debt to a fixed rate basis from the effective date through the maturity date of the respective interest rate swap, cap and collar agreements, thereby reducing the impact of interest rate movements on future interest expense.
Prior to amending the Credit Agreement (as disclosed in Note 10, “Debt”), the Company was exposed to floating rates of LIBOR via the term loans' benchmark interest rate. During the second quarter of fiscal 2023, in connection with the amendment of the Credit Agreement impacting the term loans, we entered into LIBOR to Term SOFR basis interest rate swap and cap transactions to effectively convert our existing swaps and cap from LIBOR-based to Term SOFR-based. The basis swaps and cap offset the LIBOR exposure of the existing swaps and cap and effectively fix the Term SOFR rate for the notional amount.
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

The tables below summarize the key terms of the swaps, cap and collars as of July 1, 2023 (aggregated by effective date).
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

	July 1, 2023		September 30, 2022
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$55	$1	$50	$—
Interest rate collar agreements	10	—	—	—
Interest rate swap agreements	155	4	145	—
Net derivatives as classified in the condensed consolidated balance sheets (1)	$220	$5	$195	$—

(1)Refer to Note 12, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of the Company's interest rate swap, cap and collar agreements.
Based on the fair value amounts determined as of July 1, 2023, the estimated net amount of existing (gains) and losses and caplet amortization expected to be reclassified into interest expense-net within the next 12 months is approximately $(107.3) million.

Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At July 1, 2023, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $218.4 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at July 1, 2023 is 15 months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the thirty-nine week period ended July 1, 2023, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales was approximately $2.4 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit.
As of July 1, 2023, the Company expects to record a net loss of approximately $0.9 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next 12 months.
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
The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, thermal protection and insulation, lighting and control technology, parachutes and specialized flight, wind tunnel and jet engine testing services and equipment. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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
The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$179	$155	$497	$443
Commercial and non-aerospace aftermarket	272	221	793	625
Defense	410	361	1,112	1,027
Total Power & Control	861	737	2,402	2,095

Airframe
Commercial and non-aerospace OEM	254	194	691	514
Commercial and non-aerospace aftermarket	307	202	810	551
Defense	274	224	703	640
Total Airframe	835	620	2,204	1,705

Total Non-aviation	48	41	127	119

Net Sales	$1,744	$1,398	$4,733	$3,919

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
EBITDA As Defined
Power & Control	$487	$398	$1,341	$1,100
Airframe	417	292	1,101	791
Non-aviation	21	16	52	45
Total segment EBITDA As Defined	925	706	2,494	1,936
Less: Unallocated corporate EBITDA As Defined	10	10	62	42
Total Company EBITDA As Defined	915	696	2,432	1,894
Depreciation and amortization expense	70	61	199	188
Interest expense, net	291	269	872	799
Acquisition and divestiture transaction-related expenses	6	5	12	13
Non-cash stock and deferred compensation expense	53	47	131	129
Refinancing costs	32	—	41	—
Other, net	(6)	2	11	(1)
Income from continuing operations before income taxes	$469	$312	$1,166	$766
The following table presents total assets by segment (in millions):

	July 1, 2023	September 30, 2022
Total assets
Power & Control	$7,292	$6,994
Airframe	8,991	7,781
Non-aviation	237	238
Corporate	3,035	3,094
	$19,555	$18,107

15.    RETIREMENT PLANS
The Company maintains certain non-contributory defined benefit pension plans (collectively, referred to as the “pension plans”) covering eligible employees in the U.S. and in other certain countries such as Canada, France, Germany and the United Kingdom and also sponsors other post-retirement pension plans for its employees in the U.S. and in Canada (collectively, referred to as the “post-retirement pension plans”)
The components of net periodic pension benefit cost (income) for the pension plans consisted of the following (in millions):

	Thirteen Week Periods Ended				Thirty-Nine Week Periods Ended
	July 1, 2023		July 2, 2022		July 1, 2023		July 2, 2022
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$—	$1	$—	$1	$—	$2	$—	$3
Interest cost	—	2	1	1	—	6	4	3
Expected return on plan assets	—	(2)	(2)	(1)	—	(6)	(6)	(5)
Amortization of net loss	—	—	—	—	—	1	—	1
Settlement (gain) loss (1)	(9)	—	21	—	(8)	—	21	—
Net periodic pension benefit cost (income)	$(9)	$1	$20	$1	$(8)	$3	$19	$2

(1)Effective June 30, 2021, the Company terminated the Esterline Retirement Plan (the “ERP”) in accordance with regulatory requirements. During the third quarter of fiscal 2022, the Company transferred the remaining benefit obligations to an insurance company in order to purchase a group annuity contract. In connection with the transfer, a settlement loss of approximately $21 million was recorded as a component of other (income) expense in the condensed consolidated statements of income for the thirteen and thirty-nine week periods ended July 2, 2022. Upon the finalization of the group annuity purchase funding in fiscal 2023, a settlement (gain) of approximately $(9) million and $(8) million was recorded as a component of other (income) expense in the condensed consolidated statements of income for the thirteen and thirty-nine week periods ended July 1, 2023.
Net periodic pension benefit cost for the post-retirement pension plans was less than $1 million for the thirteen and thirty-nine week periods ended July 1, 2023 and July 2, 2022, respectively. The components of net periodic pension benefit cost other than service cost are included in other (income) expense in the condensed consolidated statements of income.

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCI”), net of taxes, for the thirty-nine week periods ended July 1, 2023 and July 2, 2022 (in millions):

	Unrealized gains (losses) on derivatives (1)	Pension and postretirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2022	$123	$(10)	$(380)	$(267)
Net current-period other comprehensive income (4)	26	—	211	237
Balance at July 1, 2023	$149	$(10)	$(169)	$(30)

Balance at September 30, 2021	$(229)	$(18)	$(1)	$(248)
Net current-period other comprehensive income (loss) (4)	252	6	(208)	50
Balance at July 2, 2022	$23	$(12)	$(209)	$(198)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of taxes, of $10.9 million and $7.9 million for the thirteen week periods ended July 1, 2023 and July 2, 2022, respectively, and $9.7 million and $77.8 million for the thirty-nine week periods ended July 1, 2023 and July 2, 2022, respectively.
(2)For the thirteen and thirty-nine week periods ended July 2, 2022, pension liability adjustments, net of taxes, of $1.4 million represents unrecognized actuarial losses reclassified to other (income) expense upon the settlement of the ERP. There were no material pension liability adjustments, net of taxes, related to activity on the defined pension plan and postretirement benefit plan for the thirteen and thirty-nine week periods ended July 1, 2023.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
(4)Presented net of reclassifications out of AOCI into earnings, specifically interest expense - net, for realized gains (losses) on derivatives designated and qualifying as cash flow hedges of $41.9 million (net of taxes of $12.9 million) and $(64.7) million (net of taxes of $(19.9) million) for the thirty-nine week periods ended July 1, 2023 and July 2, 2022, respectively.
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

The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	Classification	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease cost	Cost of sales or selling and administrative expenses	$5	$6	$15	$18
Finance lease cost
Amortization of leased assets	Cost of sales	2	2	7	4
Interest on lease liabilities	Interest expense - net	3	3	10	7
Total lease cost		$10	$11	$32	$29
Supplemental cash flow information related to leases is as follows (in millions):

	Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16	$18
Operating cash outflows from finance leases	7	6
Financing cash outflows from finance leases	4	2

Lease assets obtained in exchange for new lease obligations:
Operating leases	$14	$18
Financing leases	48	34
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	July 1, 2023	September 30, 2022
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$66	$85

Current operating lease liabilities	Accrued and other current liabilities	16	18
Long-term operating lease liabilities	Other non-current liabilities	53	71
Total operating lease liabilities		$69	$89

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment - net	$180	$137

Current finance lease liabilities	Current portion of long-term debt	5	2
Long-term finance lease liabilities	Long-term debt	190	144
Total finance lease liabilities		$195	$146
As of July 1, 2023, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	5.7 years
Finance leases	20.2 years

Weighted-average discount rate
Operating leases	6.0%
Finance leases	7.0%

Maturities of lease liabilities at July 1, 2023 are as follows (in millions):

	Operating Leases	Finance Leases
2023	$5	$4
2024	19	16
2025	17	17
2026	13	17
2027	10	17
Thereafter	19	315
Total future minimum lease payments	83	386
Less: imputed interest	14	191
Present value of lease liabilities reported	$69	$195
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
Nonetheless, solely to eliminate the uncertainty, distraction, disruption, burden, risk and expense of further litigation, the Company and the Director Defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Stipulation”) with the plaintiff on August 19, 2022. Pursuant to the terms of the Stipulation, the Director Defendants have agreed to implement and maintain certain changes to the Company’s compensation policies and practices such as to the extent dividend equivalent payments are declared payable to any Company director, those DEPs will not be paid in cash, but instead will be paid via a reduction to the strike price of options that are issued to that director. Other corporate governance enhancements were also agreed to by the Company. The Company is also responsible for the payment of plaintiff’s attorneys’ fees. The proposed settlement as set forth in the Stipulation, other than the amount of the attorneys’ fees, was approved by the Court on November 10, 2022. On July 3, 2023, the settlement amount of the attorneys' fees was approved. The settlement (i) fully resolves the Derivative Action by dismissing all asserted claims with prejudice and (ii) releases all claims related to the allegations in the Derivative Action. The settlement did not have a material adverse impact on the Company’s financial statements.
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

No loss contingency related to the voluntary refund request has been recorded as of July 1, 2023 as the Company has concluded that based on the current facts and circumstances, it's uncertain as to whether or not the requested voluntary refund will be made.

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
Overview
We believe we are a leading global designer, producer and supplier of highly engineered proprietary aerospace components with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves based on engineering, service and manufacturing capabilities. We typically choose not to compete for non-proprietary “build to print” business because it frequently offers lower margins than proprietary products. We believe that our products have strong brand names within the industry and that we have a reputation for high quality, reliability and strong customer support. Our business is well diversified due to the broad range of products that we offer to our customers. Our major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electro-mechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, cargo loading, handling, delivery systems and specialized flight, wind tunnel and jet engine testing services and equipment. Each of our product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.

For the third quarter of fiscal year 2023, we generated net sales of $1,744 million and net income attributable to TD Group of $351 million. EBITDA As Defined was $915 million, or 52.5% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income from continuing operations and net cash provided by operating activities.
Throughout fiscal 2023, we have continued to see a rebound in our commercial aerospace end markets from the COVID-19 pandemic and are encouraged by the progression of the commercial aerospace market recovery to date. Commercial air travel in domestic markets continues to lead the air traffic recovery with most domestic markets nearing or achieving pre-pandemic air traffic levels. The pace of the international recovery has been slower than the domestic recovery and remains below pre-pandemic levels. However, international revenue passenger kilometers (“RPKs”), a metric used to measure air traffic demand, continues to make positive strides as most countries are now open to international travelers and there is pent-up demand for long-haul travel. The commercial original equipment manufacturer (“OEM”) market is continuing to recover with airlines returning to the commercial OEMs to place orders; however, the commercial OEM supply chain challenges impacting manufacturers such as Boeing and Airbus are slowing the pace of new aircraft manufacturing. Although the exact pace and timing of the commercial aerospace recovery, particularly internationally, remains uncertain and continues to evolve, we expect the Company's commercial aerospace end markets to continue progressing the remainder of fiscal 2023 barring any significant disruptions or setbacks.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	July 1, 2023	% of Net Sales	July 2, 2022		% of Net Sales
Net sales	$1,744	100.0%	$1,398		100.0%
Cost of sales	715	41.0%	582		41.6%
Selling and administrative expenses	209	12.0%	184		13.2%
Amortization of intangible assets	37	2.1%	33		2.4%
Income from operations	783	44.9%	599		42.8%
Interest expense-net	291	16.7%	269		19.2%
Refinancing costs	32	1.8%	—		—%
Other (income) expense	(9)	(0.5)%	18		1.3%
Income tax provision	117	6.7%	73		5.2%
Income from continuing operations	352	20.2%	239		17.1%
Less: Net income attributable to noncontrolling interests	(1)	(0.1)%	(1)		(0.1)%
Income from continuing operations attributable to TD Group	351	20.1%	238		17.0%
Income from discontinued operations, net of tax	—	—%	—		—%
Net income attributable to TD Group	$351	20.1%	$238		17.0%
Net income applicable to TD Group common stockholders	$351	(1) 20.1%	$238	(1)	17.0%
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$6.14	(2)	$4.10	(2)
Earnings per share from discontinued operations—basic and diluted	—	(2)	—	(2)
Earnings per share	$6.14		$4.10
Weighted-average shares outstanding—basic and diluted	57.2		58.0
Other Data:
EBITDA	$830	(3)	$643	(3)
EBITDA As Defined	$915	(3) 52.5%	$696	(3)	49.8%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends paid on participating securities, including dividend equivalent payments. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended July 1, 2023 and July 2, 2022.
(2)Earnings per share from continuing operations is calculated by dividing net income applicable to TD Group common stockholders, excluding income from discontinued operations, net of tax, by the basic and diluted weighted average common shares outstanding. Earnings per share from discontinued operations is calculated by dividing income from discontinued operations, net of tax, by the basic and diluted weighted average common shares outstanding. There were no earnings per share from discontinued operations for the thirteen week periods ended July 1, 2023 and July 2, 2022.
(3)Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure.

	Thirty-Nine Week Periods Ended
	July 1, 2023	% of Net Sales	July 2, 2022		% of Net Sales
Net sales	$4,733	100.0%	$3,919		100.0%
Cost of sales	1,983	41.9%	1,706		43.5%
Selling and administrative expenses	578	12.2%	537		13.7%
Amortization of intangible assets	105	2.2%	102		2.6%
Income from operations	2,067	43.7%	1,574		40.2%
Interest expense-net	872	18.4%	799		20.4%
Refinancing costs	41	0.9%	—		—%
Other (income) expense	(12)	(0.3)%	9		0.2%
Income tax provision	281	5.9%	165		4.2%
Income from continuing operations	885	18.7%	601		15.3%
Less: Net income attributable to noncontrolling interests	(2)	—%	(2)		(0.1)%
Income from continuing operations attributable to TD Group	883	18.7%	599		15.3%
Income from discontinued operations, net of tax	—	—%	1		—%
Net income attributable to TD Group	$883	18.7%	$600		15.3%
Net income applicable to TD Group common stockholders	$845	(1) 17.9%	$554	(1)	14.1%
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$14.80	(2)	$9.42	(2)
Earnings per share from discontinued operations—basic and diluted	—	(2)	0.02	(2)
Earnings per share	$14.80		$9.44
Weighted-average shares outstanding—basic and diluted	57.1		58.7
Other Data:
EBITDA	$2,237	(3)	$1,753	(3)
EBITDA As Defined	$2,432	(3) 51.4%	$1,894	(3)	48.3%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $38 million and $46 million for the thirty-nine week periods ended July 1, 2023 and July 2, 2022, respectively.
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

Changes in Results of Operations
Thirteen week period ended July 1, 2023 compared with the thirteen week period ended July 2, 2022
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended July 1, 2023 and July 2, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	July 1, 2023	July 2, 2022	Change
Organic sales	$1,687	$1,398	$289	20.7%
Acquisition sales	57	—	57	4.1%
Net sales	$1,744	$1,398	$346	24.7%
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
The increase in organic sales of $289 million for the thirteen week period ended July 1, 2023 compared to the thirteen week period ended July 2, 2022 is primarily related to increases in commercial aftermarket sales ($127 million, an increase of 30.9%), defense sales ($98 million, an increase of 16.7%) and commercial OEM sales ($72 million, an increase of 24.0%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the third quarter of fiscal 2023 compared to fiscal 2022. The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels, but has improved in the third quarter of fiscal 2023). The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries.
The acquisition sales for the thirteen week period ended July 1, 2023 are attributable to Calspan Corporation (“Calspan”), which was acquired in the third quarter of fiscal 2023 and DART Aerospace (“DART”), which was acquired in the third quarter of fiscal 2022.
•Cost of Sales and Gross Profit. Cost of sales increased by $133 million, or 22.9%, to $715 million for the thirteen week period ended July 1, 2023 compared to $582 million for the thirteen week period ended July 2, 2022. Cost of sales and the related percentage of net sales for the thirteen week periods ended July 1, 2023 and July 2, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 1, 2023	July 2, 2022	Change	% Change
Cost of sales - excluding costs below	$719	$605	$114	18.8%
% of net sales	41.2%	43.3%
Non-cash stock and deferred compensation expense	5	5	—	—%
% of net sales	0.3%	0.4%
Foreign currency gains	(1)	(20)	19	95.0%
% of net sales	(0.1)%	(1.4)%
Loss contract amortization	(8)	(8)	—	—%
% of net sales	(0.5)%	(0.6)%
Total cost of sales	$715	$582	$133	22.9%
% of net sales	41.0%	41.6%
Gross profit (Net sales less Total cost of sales)	$1,029	$816	$213	26.1%
Gross profit percentage (Gross profit / Net sales)	59.0%	58.4%

The change in cost of sales during the thirteen week period ended July 1, 2023 decreased as a percentage of net sales despite increased inflationary pressures. This was primarily driven by the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume. A favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales compared to commercial OEM net sales, also contributed to the gross profit as a percentage of net sales increasing by 0.6 percentage points to 59.0% for the thirteen week period ended July 1, 2023 from 58.4% for the thirteen week period ended July 2, 2022.
Regarding the specific components to cost of sales listed above, foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, strengthened more significantly in the third quarter of fiscal 2022 compared to fiscal 2023 resulting in less favorable movement in the third quarter of fiscal 2023. No other material movement in the components to cost of sales were identified.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $25 million to $209 million, or 12.0% of net sales, for the thirteen week period ended July 1, 2023 from $184 million, or 13.2% of net sales, for the thirteen week period ended July 2, 2022. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended July 1, 2023 and July 2, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 1, 2023	July 2, 2022	Change	% Change
Selling and administrative expenses - excluding costs below	$157	$139	$18	12.9%
% of net sales	9.0%	9.9%
Non-cash stock and deferred compensation expense	48	42	6	14.3%
% of net sales	2.8%	3.0%
Acquisition and divestiture transaction-related expenses	4	3	1	33.3%
% of net sales	0.2%	0.2%
Total selling and administrative expenses	$209	$184	$25	13.6%
% of net sales	12.0%	13.2%
Selling and administrative expenses during the thirteen week period ended July 1, 2023 improved as a percentage of net sales compared to the thirteen week period ended July 2, 2022 as a result of higher net sales and our continued strategic cost mitigation efforts.
•Amortization of Intangible Assets. Amortization of intangible assets was $37 million for the thirteen week period ended July 1, 2023 compared to $33 million for the thirteen week period ended July 2, 2022. The increase in amortization expense of $4 million was primarily due to the amortization expense recognized on intangible assets from the third quarter of fiscal 2023 acquisition of Calspan and the third quarter of fiscal 2022 acquisition of DART.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $22 million, or 8.2%, to $291 million for the thirteen week period ended July 1, 2023 from $269 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due an increase in the base rates, i.e., Term Secured Overnight Financing Rate (“Term SOFR”) and London Interbank Offered Rate (“LIBOR”), to the portion of our variable rate debt that is not hedged via an interest rate swap or cap. This was partially offset by a $23 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended July 1, 2023 was 6.1% compared to 5.3% for the thirteen week period ended July 2, 2022.
•Refinancing Costs. Refinancing costs of $32 million incurred for the thirteen week period ended July 1, 2023 were primarily related to third party fees incurred for the refinancing activity completed during the third quarter of fiscal 2023, as summarized in Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein. No refinancing costs were incurred for the thirteen week period ended July 2, 2022.
•Other (Income) Expense. Other (income) expense was $(9) million for the thirteen week period ended July 1, 2023 compared to $18 million recorded for the thirteen week period ended July 2, 2022. Other (income) expense for the thirteen week period ended July 1, 2023 primarily related to a $(9) million cash refund received for the Esterline Retirement Plan (the “ERP”) upon the finalizing of the group annuity purchase funding. Other (income) expense for the thirteen week period ended July 2, 2022 was primarily driven by a pension settlement charge of approximately $21 million for the ERP. Partially offsetting this expense was a gain on sale of businesses of $(3) million.

•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 24.9% for the thirteen week period ended July 1, 2023 compared to 23.4% for the thirteen week period ended July 2, 2022. The Company’s higher effective tax rate for the thirteen week period ended July 1, 2023 was primarily due to an increase in the valuation allowance applicable to the Company's net interest deduction limitation carryforward, partially offset by the discrete impact of excess tax benefits associated with share-based payments.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $113 million, or 47.5%, to $351 million for the thirteen week period ended July 1, 2023 compared to net income attributable to TD Group of $238 million for the thirteen week period ended July 2, 2022, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations was $6.14 for the thirteen week period ended July 1, 2023 and $4.10 for the thirteen week period ended July 2, 2022. There was no impact on earnings per share from discontinued operations for the thirteen week periods ended July 1, 2023 and July 2, 2022.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended July 1, 2023 and July 2, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 1, 2023	% of Net Sales	July 2, 2022	% of Net Sales	Change	% Change
Power & Control	$861	49.4%	$737	52.7%	$124	16.8%
Airframe	835	47.9%	620	44.4%	215	34.7%
Non-aviation	48	2.7%	41	2.9%	7	17.1%
Net sales	$1,744	100.0%	$1,398	100.0%	$346	24.7%
Net sales for the Power & Control segment increased $124 million, an increase of 16.8%, for the thirteen week period ended July 1, 2023 compared to the thirteen week period ended July 2, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($55 million, an increase of 26.2%), defense ($48 million, an increase of 13.4%) and commercial OEM ($25 million, an increase of 19.0%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the third quarter of fiscal 2023 compared to fiscal 2022. The increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels, but has improved in the third quarter of fiscal 2023). The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries.
Net sales for the Airframe segment increased $215 million, an increase of 34.7%, for the thirteen week period ended July 1, 2023 compared to the thirteen week period ended July 2, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($72 million, an increase of 36.0%), defense ($49 million, an increase of 21.7%) and commercial OEM ($46 million, an increase of 28.7%). The increase in commercial aftermarket sales, defense sales and commercial OEM sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. Acquisition sales increased approximately $57 million for the thirteen week period ended July 1, 2023 due to the impact of the Calspan and DART acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date.
The change in Non-aviation net sales compared to the thirteen week period in the prior fiscal year was not material.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended July 1, 2023 and July 2, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	July 1, 2023	% of Segment Net Sales		July 2, 2022	% of Segment Net Sales		Change	% Change
Power & Control	$487	56.6%		$398	54.0%		$89	22.4%
Airframe	417	49.9%		292	47.1%		125	42.8%
Non-aviation	21	43.8%		16	39.0%		5	31.3%
Total segment EBITDA As Defined	925	53.0%		706	50.5%		219	31.0%
Less: Unallocated corporate EBITDA As Defined	10	0.5%	(1)	10	0.7%	(1)	—	—%
Total Company EBITDA As Defined	$915	52.5%	(1)	$696	49.8%	(1)	$219	31.5%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $89 million, an increase of 22.4%, resulting from higher organic sales in the commercial aftermarket, commercial OEM and defense channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $125 million, an increase of 42.8%. The increase in EBITDA as Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. EBITDA As Defined for the Airframe segment from acquisitions increased by $19 million due to the impact of the Calspan and DART acquisitions. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date.
EBITDA As Defined for the Non-aviation segment increased approximately $5 million, an increase of 31.3% to the comparable period from the prior fiscal year.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments.
Thirty-nine week period ended July 1, 2023 compared with the thirty-nine week period ended July 2, 2022
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended July 1, 2023 and July 2, 2022 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Net Sales
	July 1, 2023	July 2, 2022	Change
Organic sales	$4,623	$3,919	$704	18.0%
Acquisition sales	110	—	110	2.8%
Net sales	$4,733	$3,919	$814	20.8%
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

The increase in organic sales of $704 million for the thirty-nine week period ended July 1, 2023 compared to the thirty-nine week period ended July 2, 2022 is primarily related to increases in commercial aftermarket sales ($385 million, an increase of 34.1%), commercial OEM sales ($193 million, an increase of 23.0%) and defense sales ($143 million, an increase of 8.6%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in fiscal 2023 compared to fiscal 2022. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels, but has improved in the third quarter of fiscal 2023).
The acquisition sales for the thirty-nine week period ended July 1, 2023 are attributable to Calspan, which was acquired in the third quarter of fiscal 2023, and DART, which was acquired in the third quarter of fiscal 2022.
•Cost of Sales and Gross Profit. Cost of sales increased by $277 million, or 16.2%, to $1,983 million for the thirty-nine week period ended July 1, 2023 compared to $1,706 million for the thirty-nine week period ended July 2, 2022. Cost of sales and the related percentage of net sales for the thirty-nine week periods ended July 1, 2023 and July 2, 2022 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022	Change	% Change
Cost of sales - excluding costs below	$1,975	$1,743	$232	13.3%
% of net sales	41.7%	44.5%
Foreign currency losses (gains)	21	(22)	43	195.5%
% of net sales	0.4%	(0.6)%
Non-cash stock and deferred compensation expense	14	13	1	7.7%
% of net sales	0.3%	0.3%
Loss contract amortization	(27)	(28)	1	3.6%
% of net sales	(0.6)%	(0.6)%
Total cost of sales	$1,983	$1,706	$277	16.2%
% of net sales	41.9%	43.5%
Gross profit (Net sales less Total cost of sales)	$2,750	$2,213	$537	24.3%
Gross profit percentage (Gross profit / Net sales)	58.1%	56.5%
The change in cost of sales during the thirty-nine week period ended July 1, 2023 decreased as a percentage of net sales despite increased inflationary pressures. This was primarily driven by the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume. A favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales compared to commercial OEM net sales also contributed to the gross profit as a percentage of net sales increasing by 1.6 percentage points to 58.1% for the thirty-nine week period ended July 1, 2023 from 56.5% for the thirty-nine week period ended July 2, 2022.
Regarding the specific components to cost of sales listed above, foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, weakened particularly in the first half of fiscal 2023 resulting in unfavorable movement. No other material movement in the components to cost of sales were identified.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $41 million to $578 million, or 12.2% of net sales, for the thirty-nine week period ended July 1, 2023 from $537 million, or 13.7% of net sales, for the thirty-nine week period ended July 2, 2022. Selling and administrative expenses and the related percentage of net sales for the thirty-nine week periods ended July 1, 2023 and July 2, 2022 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022	Change	% Change
Selling and administrative expenses - excluding costs below	$454	$406	$48	11.8%
% of net sales	9.6%	10.4%
Non-cash stock and deferred compensation expense	117	116	1	0.9%
% of net sales	2.5%	3.0%
Acquisition integration costs	5	6	(1)	(16.7)%
% of net sales	0.1%	0.2%
Acquisition and divestiture transaction-related expenses	5	4	1	25.0%
% of net sales	0.1%	0.1%
Bad debt expense	(3)	5	(8)	(160.0)%
% of net sales	(0.1)%	0.1%
Total selling and administrative expenses	$578	$537	$41	7.6%
% of net sales	12.2%	13.7%
Selling and administrative expenses during the thirty-nine week period ended July 1, 2023 improved as a percentage of net sales compared to the thirty-nine week period in the prior fiscal year as a result of higher net sales and our continued strategic cost mitigation efforts. The reversal of bad debt expense in fiscal 2023 relates to the improving market conditions within commercial aerospace and the resulting reduction in assessed risk associated with the collectability of certain trade accounts receivable.
•Amortization of Intangible Assets. Amortization of intangible assets was $105 million for the thirty-nine week period ended July 1, 2023 compared to $102 million for the thirty-nine week period ended July 2, 2022. The increase in amortization expense of $3 million was primarily due to the amortization expense recognized on intangible assets from the third quarter of fiscal 2023 acquisition of Calspan and the third quarter of fiscal 2022 acquisition of DART. The increase was partially offset by the Cobham Aero Connectivity acquisition backlog being fully amortized in fiscal 2022.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $73 million, or 9.1%, to $872 million for the thirty-nine week period ended July 1, 2023 from $799 million for the comparable thirty-nine week period in the prior fiscal year. The increase in interest expense-net was primarily due an increase in the base rates, i.e., Term Secured Overnight Financing Rate (“Term SOFR”) and London Interbank Offered Rate (“LIBOR”), to the portion of our variable rate debt that is not hedged via an interest rate swap or cap. This was partially offset by a $69 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirty-nine week period ended July 1, 2023 was 6.1% compared to 5.3% for the thirty-nine week period ended July 2, 2022.
•Refinancing Costs. Refinancing costs of $41 million incurred for the thirty-nine week period ended July 1, 2023 were primarily related to third party fees incurred for the refinancing activity completed during the thirty-nine week period ended July 1, 2023 as summarized in Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein. No refinancing costs were incurred for the thirty-nine week period ended July 2, 2022.
•Other (Income) Expense. Other (income) expense was $(12) million for the thirty-nine week period ended July 1, 2023 compared to $9 million recorded for the thirty-nine week period ended July 2, 2022. Other (income) expense for the thirty-nine week period ended July 1, 2023 primarily related to a $(9) million cash refund received for the ERP upon the finalizing of the group annuity purchase funding. Other (income) expense for the thirty-nine week period ended July 2, 2022 was primarily driven by a pension settlement charge of approximately $21 million for the ERP. Partially offsetting this expense was a gain on sale of businesses of $(6) million and the non-service related components of benefit costs on the Company's benefit plans of $(3) million.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 24.1% for the thirty-nine week period ended July 1, 2023 compared to 21.5% for the thirty-nine week period ended July 2, 2022. The Company’s higher effective tax rate for the thirty-nine week period ended July 1, 2023 was primarily due to an increase in the valuation allowance applicable to the Company's net interest deduction limitation carryforward, partially offset by the discrete impact of excess tax benefits associated with share-based payments.

•Income from Discontinued Operations, net of tax. No income from discontinued operations, net of tax, was recorded for the thirty-nine week period ended July 1, 2023. Income from discontinued operations, net of tax, was $1 million for the thirty-nine week period ended July 2, 2022 and related to a final working capital settlement received on the divestiture of the Souriau-Sunbank Connection Technologies business.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $283 million, or 47.2%, to $883 million for the thirty-nine week period ended July 1, 2023 compared to net income attributable to TD Group of $600 million for the thirty-nine week period ended July 2, 2022, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations was $14.80 for the thirty-nine week period ended July 1, 2023 and $9.42 for the thirty-nine week period ended July 2, 2022. Basic and diluted earnings per share from discontinued operations was $0.02 for the thirty-nine week period ended July 2, 2022. There was no impact on earnings per share from discontinued operations for the thirty-nine week period ended July 1, 2023. Net income attributable to TD Group for the thirty-nine week period ended July 1, 2023 of $883 million was decreased by dividend equivalent payments of $38 million, or $0.67 per share, resulting in net income applicable to TD Group common stockholders of $845 million. Net income attributable to TD Group for the thirty-nine week period ended July 2, 2022 of $600 million was decreased by dividend equivalent payments of $46 million, or $0.78 per share, resulting in net income applicable to TD Group common stockholders of $554 million.
Business Segments
•Segment Net Sales. Net sales by segment for the thirty-nine week periods ended July 1, 2023 and July 2, 2022 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 1, 2023	% of Net Sales	July 2, 2022	% of Net Sales	Change	% Change
Power & Control	$2,402	50.7%	$2,095	53.5%	$307	14.7%
Airframe	2,204	46.6%	1,705	43.5%	499	29.3%
Non-aviation	127	2.7%	119	3.0%	8	6.7%
Net sales	$4,733	100.0%	$3,919	100.0%	$814	20.8%
Net sales for the Power & Control segment increased $307 million, an increase of 14.7%, for the thirty-nine week period ended July 1, 2023 compared to the thirty-nine week period ended July 2, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($189 million, an increase of 32.2%), defense ($85 million, an increase of 8.3%) and commercial OEM ($55 million, an increase of 14.2%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in fiscal 2023 compared to fiscal 2022. The increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels, but has improved in the third quarter of fiscal 2023). The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries.
Net sales for the Airframe segment increased $499 million, an increase of 29.3%, for the thirty-nine week period ended July 1, 2023 compared to the thirty-nine week period ended July 2, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($197 million, an increase of 36.1%), commercial OEM ($136 million, an increase of 30.9%) and defense ($57 million, an increase of 8.9%). The increase in commercial aftermarket sales, commercial OEM sales and defense sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. Acquisition sales increased by $110 million for the thirty-nine week period ended July 1, 2023 due to the impact of the Calspan and DART acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date.
The change in Non-aviation net sales compared to the thirty-nine week period in the prior fiscal year was not material.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirty-nine week periods ended July 1, 2023 and July 2, 2022 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	July 1, 2023	% of Segment Net Sales		July 2, 2022	% of Segment Net Sales		Change	% Change
Power & Control	$1,341	55.8%		$1,100	52.5%		$241	21.9%
Airframe	1,101	50.0%		791	46.4%		310	39.2%
Non-aviation	52	40.9%		45	37.8%		7	15.6%
Total segment EBITDA As Defined	2,494	52.7%		1,936	49.4%		558	28.8%
Less: Unallocated corporate EBITDA As Defined	62	1.3%	(1)	42	1.1%	(1)	20	47.6%
Total Company EBITDA As Defined	$2,432	51.4%	(1)	$1,894	48.3%	(1)	$538	28.4%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $241 million, an increase of 21.9%, resulting from higher organic sales in the commercial aftermarket, commercial OEM and defense channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $310 million, an increase of 39.2%. The increase in EBITDA as Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. EBITDA As Defined for the Airframe segment from acquisitions increased by $35 million due to the impact of the Calspan and DART acquisitions. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date.
The change in Non-aviation EBITDA as Defined compared to the thirty-nine week period in the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments. The increase compared to the thirty-nine week period in the prior fiscal year is primarily attributable to the deferred compensation plan adopted in the fourth quarter of fiscal 2022 for certain members of non-executive management and certain non-recurring transactions recorded in the first quarter of fiscal 2022.
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	July 1, 2023	September 30, 2022
Selected Balance Sheet Data:
Cash and cash equivalents	$3,071	$3,001
Working capital (Total current assets less total current liabilities)	4,719	4,223
Total assets	19,555	18,107
Total debt (1)	19,765	19,795
TD Group stockholders’ deficit	(2,394)	(3,773)

(1)Includes debt issuance costs, original issue discount and premiums. Reference Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$913	$675
Investing activities	(852)	(505)
Financing activities	(11)	(1,116)
Capital expenditures	102	86
Ratio of earnings to fixed charges (1)	2.3x	2.0x

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
During the third quarter of fiscal 2023, we used existing cash on hand to fund the $729 million acquisition of Calspan, which was completed on May 8, 2023.
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
In the first half of fiscal 2023, the Company refinanced approximately $8,384 million of its gross debt to extend maturity dates, reduce interest rates (in the case of refinancing the $1,100 million of 2025 Secured Notes) and transition the benchmark rate of our variable rate debt from based on LIBOR to Term SOFR. As a result of the refinancing activity, the maturity dates of the impacted term loans and notes were extended until fiscal years 2027 and 2028.
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
The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 13, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of July 1, 2023, over 75% of our gross debt is at a fixed rate.
As of July 1, 2023, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of July 1, 2023
Cash and cash equivalents	$3,071
Availability on revolving credit facility	765
Cash liquidity	$3,836
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
Operating Activities. The Company generated $913 million of net cash from operating activities during the thirty-nine week period ended July 1, 2023 compared to $675 million during the thirty-nine week period ended July 2, 2022.
The change in accounts receivable during the thirty-nine week period ended July 1, 2023 was a use of cash of $134 million compared to a use of cash of $91 million during the thirty-nine week period ended July 2, 2022. The increase in the use of cash of $43 million is primarily attributable to the increase in sales volume and related timing of cash receipts. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during the thirty-nine week period ended July 1, 2023 was a use of cash of $244 million compared to a use of cash of $108 million during the thirty-nine week period ended July 2, 2022. The increase in the use of cash of $136 million is primarily driven by increased purchasing from higher demand in fiscal 2023 as raw materials inventory increased approximately $194 million compared to as of July 2, 2022. The Company also continues to actively and strategically manage inventory levels in response to the ongoing supply chain challenges.
The change in accounts payable during the thirty-nine week period ended July 1, 2023 was a use of cash of $4 million compared to a source of cash of $23 million during the thirty-nine week period ended July 2, 2022. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $852 million during the thirty-nine week period ended July 1, 2023, consisting of the acquisition of Calspan for $729 million, certain product line acquisitions aggregating to $21 million and capital expenditures of $102 million.
Net cash used in investing activities was $505 million during the thirty-nine week period ended July 2, 2022, consisting of the acquisition of DART for approximately $360 million, certain product line acquisitions aggregating to approximately $62 million and capital expenditures of $86 million. This was slightly offset by $3 million in proceeds received from the final working capital settlement for the ScioTeq and TREALITY divestiture.
Financing Activities. Net cash used in financing activities was $11 million during the thirty-nine week period ended July 1, 2023. The use of cash was primarily attributable to repayments on term loans of $7,318 million, which consists of the full repayment of the existing principal for the Tranche E, Tranche F and Tranche G term loans ($7,284 million), plus normal course principal payments on the Tranche E, Tranche F, Tranche H and Tranche I term loans ($34 million), the redemption of the 2025 Secured Notes for $1,122 million, dividend equivalent payments of $38 million and other financing fees of $18 million. This was primarily offset by the total net proceeds from the issuance of Tranche H and Tranche I term loans of $6,238 million, net proceeds of $2,068 million from the completion of the 2028 Secured Notes offering and $179 million in proceeds from stock option exercises.
Net cash used in financing activities was $1,116 million during the thirty-nine week period ended July 2, 2022. The use of cash was primarily attributable to $912 million in common stock repurchases, a $200 million repayment of a previous draw on the revolving credit facility, dividend equivalent payments of $46 million and repayment on term loans of $56 million. This was partially offset by $99 million in proceeds from stock option exercises.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and postretirement benefit plans and purchase obligations. During the thirty-nine week period ended July 1, 2023, other than the refinancing activity further described in Note 10, “Debt,” in the notes to the condensed consolidated financial statements included herein, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

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
On June 16, 2023, the Company entered into Amendment No. 12 to the Second Amended and Restated Credit Agreement (herein, “Amendment No. 12”). Under the terms of Amendment No. 12, the Company, among other things, removed the option to utilize LIBOR as a benchmark rate for any revolving loans and all future loans under the Credit Agreement and replaced such rate with Term SOFR for all dollar denominated loans and with Euro Interbank Offered Rate (“EURIBOR”) for all euro denominated revolving loans.
As of July 1, 2023, TransDigm has $6,263 million in fully drawn term loans (the “Term Loans Facility”) and an $810 million revolving credit facility. The Term Loans Facility consists of two tranches of term loans as follows (aggregate principal amount disclosed is as of July 1, 2023):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche H	$1,716 million	February 22, 2027	Term SOFR plus 3.25%
Tranche I	$4,547 million	August 24, 2028	Term SOFR plus 3.25%
The Term Loans Facility requires quarterly aggregate principal payments of $16 million. The revolving commitments consist of two tranches which include up to $152 million of multicurrency revolving commitments. At July 1, 2023, the Company had $45 million in letters of credit outstanding and $765 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of 2.50% per annum. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum.
The interest rates per annum applicable to the Tranche H and Tranche I term loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to the Tranche H and Tranche I term loans are not subject to a floor. Refer to Note 13, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein for information about how our interest rate swaps, cap and collar agreements are used to hedge and offset, respectively, the variable interest rate portion of our debt.

Indentures
The following table represents the senior subordinated and secured notes outstanding as of July 1, 2023:

Description	Aggregate Principal	Maturity Date	Interest Rate
2026 Secured Notes	$4,400 million	March 15, 2026	6.25%
6.875% 2026 Notes	$500 million	May 15, 2026	6.875%
6.375% 2026 Notes	$950 million	June 15, 2026	6.375%
7.50% 2027 Notes	$550 million	March 15, 2027	7.50%
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
2028 Secured Notes	$2,100 million	August 15, 2028	6.75%
4.625% 2029 Notes	$1,200 million	January 15, 2029	4.625%
4.875% 2029 Notes	$750 million	May 1, 2029	4.875%
The 6.375% 2026 Notes, the 7.50% 2027 Notes, the 5.50% 2027 Notes, the 4.625% 2029 Notes and the 4.875% 2029 Notes (collectively, the “TransDigm Inc. Notes”) were issued at a price of 100% of the principal amount. The 6.875% 2026 Notes (the “TransDigm UK Notes” which, along with the TransDigm Inc. Notes, are collectively referred to as the “Notes,” further described below) offered in May 2018 were issued at a price of 99.24% of the principal amount, resulting in gross proceeds of $496 million. The initial $3,800 million offering of the 2026 Secured Notes was issued at a price of 100% of its principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,411 million. The initial $1,000 million offering of the 2028 Secured Notes and the subsequent $1,100 million offering of the 2028 Secured Notes (which, along with the 2026 Secured Notes, are collectively referred to as the “Secured Notes”) in the second quarter of fiscal 2023 were issued at a price of 100% and 99%, respectively, of their principal amount, resulting in gross proceeds of $2,089 million.
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

(in millions)	July 1, 2023
Current assets	$4,214
Goodwill	7,228
Other non-current assets	3,130
Current liabilities	862
Non-current liabilities	20,035
Amounts (from) due to subsidiaries that are non-issuers and non-guarantors - net	(1,628)

Thirty-Nine Week Period Ended
(in millions)	July 1, 2023
Net sales	$3,714
Sales to subsidiaries that are non-issuers and non-guarantors	23
Cost of sales	1,449
Expense from subsidiaries that are non-issuers and non-guarantors - net	37
Income from continuing operations	611
Net income attributable to TD Group	611
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
As of July 1, 2023, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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

On July 25, 2022, the Company amended the Securitization Facility to, among other things, extend the maturity date to July 25, 2023 at an interest rate of Term SOFR plus 1.30%, compared to an interest rate of LIBOR plus 1.20% that applied prior to the amendment. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable. As of July 1, 2023, the Company has borrowed $350 million under the Securitization Facility, which is fully drawn. For the thirty-nine week periods ended July 1, 2023 and July 2, 2022, the applicable interest rate was 6.37% and 2.23%, respectively.
On July 25, 2023, the Company amended the Securitization Facility to, among other things, increase the borrowing capacity from $350 million to $450 million and extend the maturity date to July 25, 2024 at an interest rate of Term SOFR plus 1.60%, compared to an interest rate of Term SOFR plus 1.30% that applied prior to the amendment. The total drawn on the Securitization Facility remains at $350 million.
Dividend and Dividend Equivalent Payments
No dividends were declared in the thirty-nine week period ended July 1, 2023. Pursuant to the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, all of the options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company. In August 2022, all members of the Board of Directors executed amendments to their option agreements resulting in the directors no longer receiving dividend equivalent payments in cash, but rather for dividends declared after June 1, 2022, dividends result in a reduction of strike price on the outstanding options held by the directors.
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
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of July 1, 2023, the Company had $45 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income from continuing operations	$352	$239	$885	$601
Adjustments:
Depreciation and amortization expense	70	61	199	188
Interest expense, net	291	269	872	799
Income tax provision	117	74	281	165
EBITDA	830	643	2,237	1,753
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (1)	6	5	12	13
Non-cash stock and deferred compensation expense (2)	53	47	131	129
Refinancing costs (3)	32	—	41	—
Other, net (4)	(6)	1	11	(1)
EBITDA As Defined	$915	$696	$2,432	$1,894

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

(4)
Primarily represents foreign currency transaction (gains) or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, deferred compensation payments, non-service related pension costs including the pension settlement (gain) loss for the ERP (further disclosed in Note 15, “Retirement Plans” in the notes to the condensed consolidated financial statements included herein), and for fiscal 2022, proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirty-Nine Week Periods Ended
	July 1, 2023	July 2, 2022
Net cash provided by operating activities	$913	$675
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	345	240
Interest expense, net (1)	842	773
Income tax provision - current	282	166
Loss contract amortization	27	28
Non-cash stock and deferred compensation expense (2)	(131)	(129)
Refinancing costs (3)	(41)	—
EBITDA	2,237	1,753
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (4)	12	13
Non-cash stock and deferred compensation expense (2)	131	129
Refinancing costs (3)	41	—
Other, net (5)	11	(1)
EBITDA As Defined	$2,432	$1,894

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans and deferred compensation plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

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

(5)
Primarily represents foreign currency transaction (gains) or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, deferred compensation payments, non-service related pension costs including the pension settlement (gain) loss for the ERP (further disclosed in Note 15, “Retirement Plans” in the notes to the condensed consolidated financial statements included herein), and for fiscal 2022, proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Form 10-K (for the fiscal year ended September 30, 2022, filed on November 10, 2022). These market risks have not materially changed for the third quarter of fiscal year 2023.
ITEM 4. CONTROLS AND PROCEDURES
As of July 1, 2023, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
During the fiscal quarter ended July 1, 2023, the Company completed the acquisition of Calspan. The Company is currently integrating the acquisition into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisition from management's evaluation of internal controls over financial reporting as of July 1, 2023. The acquisition constituted approximately 4.2% of the Company's total assets (inclusive of acquired intangible assets) as of July 1, 2023, and approximately 2.2% and 1.7% of the Company's net sales and income from continuing operations before income taxes, respectively, in the fiscal quarter ended July 1, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended July 1, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information with respect to our legal proceedings is contained in Note 18, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements included herein and Note 15, “Commitments and Contingencies,” in Part IV, Item 15. Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed on November 10, 2022. There have been no material changes to this information.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On January 27, 2022, the Board of Directors of the Company authorized a new stock repurchase program to permit repurchases of its outstanding common stock not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program previously authorized by the Board on November 8, 2017, subject to any restrictions specified in the Second Amended and Restated Credit Agreement dated as of June 4, 2014, and/or Indentures governing the Company's existing Notes. There is no expiration date for this program. During the second and third quarters of fiscal 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share for a total amount of $912 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit.
No repurchases were made under the program during the thirty-nine week period ended July 1, 2023. As of July 1, 2023, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
ITEM 5. OTHER INFORMATION
On June 2, 2023, Sarah Wynne, the Company’s Chief Financial Officer, terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) for the sale of 5,420 shares of common stock issuable upon the exercise of vested options. On June 8, 2023, Ms. Wynne entered into a new Rule 10b5-1 trading arrangement for the sale of 5,420 shares of common stock issuable upon the exercise of vested options intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which Rule 10b5-1 trading arrangement is scheduled to terminate no later than October 31, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

3.1	Articles of Organization, filed July 16, 2019, of 703 City Center Boulevard, LLC	Filed Herewith
3.2	First Amended and Restated Operating Agreement of 703 City Center Boulevard, LLC	Filed Herewith
3.3	Certificate of Formation, filed September 10, 2019, of 4455 Genesee Properties, LLC	Filed Herewith
3.4	First Amended and Restated Limited Liability Company Agreement of 4455 Genesee Properties, LLC	Filed Herewith
3.5	Certificate of Formation, filed October 27, 2004, of 4455 Genesee Street, LLC	Filed Herewith
3.6	First Amended and Restated Operating Agreement of 4455 Genesee Street, LLC	Filed Herewith
3.7	Certificate of Formation, filed October 27, 2004, of Ashford Properties, LLC	Filed Herewith
3.8	First Amended and Restated Operating Agreement of Ashford Properties, LLC	Filed Herewith
3.9	Second Amended and Restated Articles of Incorporation, filed October 31, 2014, of Aero Systems Engineering, Inc.	Filed Herewith
3.10	Amendment to Articles of Incorporation, filed August 4, 2020, of Aero Systems Engineering, Inc.	Filed Herewith
3.11	Third Amended and Restated Bylaws of Calspan Aero Systems Engineering, Inc. (fka Aero Systems Engineering, Inc.)	Filed Herewith
3.12	Restated Articles of Organization, filed June 5, 2023, of Calspan Air Facilities, LLC	Filed Herewith
3.13	Second Amended and Restated Operating Agreement of Calspan Air Facilities, LLC	Filed Herewith
3.14	Articles of Organization, filed October 15, 2013, of Calspan Air Services, LLC	Filed Herewith
3.15	First Amended and Restated Operating Agreement of Calspan Air Services, LLC	Filed Herewith
3.16	Certificate of Incorporation, filed April 16, 2021, of Calspan ASE Portugal, Inc.	Filed Herewith
3.17	First Amended and Restated Bylaws of Calspan ASE Portugal, Inc.	Filed Herewith
3.18	Restated Articles of Organization, filed June 5, 2023, of Calspan Holdings, LLC	Filed Herewith
3.19	Eighth Amended and Restated Operating Agreement of Calspan Holdings, LLC	Filed Herewith
3.20	Operating Agreement of Calspan Systems, LLC	Filed Herewith
3.21	Articles of Organization, filed April 27, 2023, of Calspan Systems, LLC	Filed Herewith
3.22	Certificate of Incorporation, filed July 13, 2020, of Calspan Technology Acquisition Company (now known as Calspan Technology Acquisition Corporation)	Filed Herewith
3.23	Certificate of Amendment of the Certificate of Incorporation, filed July 15, 2020, of Calspan Technology Acquisition Company (now known as Calspan Technology Acquisition Corporation)	Filed Herewith
3.24	First Amended and Restated Bylaws of Calspan Technology Acquisition Corporation	Filed Herewith
3.25	Operating Agreement of Calspan Genesee, LLC	Filed Herewith
3.26	Articles of Organization, filed April 25, 2023, of Calspan Genesee, LLC (now known as Calspan, LLC)	Filed Herewith
3.27	Certificate of Amendment of Articles of Organization, filed May 2, 2023, of Calspan, LLC (fka Calspan Genesee, LLC)	Filed Herewith
3.28	Articles of Organization, filed April 24, 2023, of CTHC LLC	Filed Herewith
3.29	First Amended and Restated Limited Liability Company Agreement of CTHC LLC	Filed Herewith
3.30	Restated Articles of Organization, filed June 5, 2023, of Genesee Holdings II, LLC	Filed Herewith
3.31	Second Amended and Restated Operating Agreement of Genesee Holdings II, LLC	Filed Herewith
3.32	Articles of Organization, filed October 8, 2020, of Genesee Holdings III, LLC	Filed Herewith
3.33	First Amended and Restated Operating Agreement of Genesee Holdings III, LLC	Filed Herewith
3.34	Restated Articles of Organization, filed June 5, 2023, of Genesee Holdings, LLC	Filed Herewith
3.35	Second Amended and Restated Operating Agreement of Genesee Holdings, LLC	Filed Herewith
10.1	Fifteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2023, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group*	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.2	Amendment No. 12 to the Second Amended and Restated Credit Agreement, dated June 16, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders*	Filed Herewith
22	Listing of Subsidiary Guarantors	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Inveractive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2023
Kevin Stein

/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	August 8, 2023
Sarah Wynne