Form 10-K
period 2023-09-30
TransDigm Group INC
filed 2023-11-09
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023

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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.			☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2023, based upon the last sale price of such voting and non-voting common stock on that date, was $39,444,381,187.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 55,314,104 as of October 31, 2023.
Documents incorporated by reference: Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its 2024 Annual Meeting of Shareholders expected to be held on March 7, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; supply chain constraints; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; failure to complete or successfully integrate acquisitions; our indebtedness; current and future geopolitical or other worldwide events, including, without limitation, wars or conflicts and public health crises; cybersecurity threats; risks related to the transition or physical impacts of climate change and other natural disasters or meeting sustainability-related voluntary goals or regulatory requirements; our reliance on certain customers; the United States (“U.S.”) defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; risks related to changes in laws and regulations, including increases in compliance costs; potential environmental liabilities; liabilities arising in connection with litigation; risks and costs associated with our international sales and operations; and other factors.
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms, unless the context otherwise requires, refer to TD Group, together with TransDigm Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2023” or “fiscal 2023” means the period from October 1, 2022 to September 30, 2023.
PART I
ITEM 1.    BUSINESS
The Company
TD Group, through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components for use on nearly all commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that approximately 90% of our net sales for fiscal year 2023 were generated by proprietary products.
Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25 to 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 56% of our net sales in fiscal year 2023 were generated from the aftermarket, the vast majority of which come from the commercial and military aftermarkets. Historically, these aftermarket revenues have produced a higher gross profit and have been more stable than net sales to original equipment manufacturers (“OEMs”).

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
Our business is well diversified due to the broad range of products that we offer to our customers. Our major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, cargo loading, handling and delivery systems and specialized flight, wind tunnel and jet engine testing services and equipment. Each of our product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.
Segments
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electromechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, databus and power controls, advanced sensor products, switches and relay panels, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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
The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include seat belts and safety restraints for ground transportation applications, mechanical/electromechanical actuators and controls for space applications, hydraulic/electromechanical actuators and fuel valves for land-based gas turbines, and refueling systems for heavy equipment used in mining, construction and other industries and turbine controls for the energy and oil and gas markets. Primary customers of this segment are off-road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers, manufacturers of heavy equipment used in mining, construction and other industries and turbine original equipment manufacturers, gas pipeline builders and electric utilities.

The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive or deferred compensation plans, restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic, foreign currency gains and losses, acquisition-integration costs, acquisition and divestiture transaction-related expenses, and refinancing costs. COVID-19 restructuring costs represented actions primarily taken by the Company in fiscal 2021 and 2020 only, to reduce its workforce to align with customer demand, as well as incremental costs related to the pandemic that were not expected to recur once the pandemic subsided and were clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment). Acquisition and divestiture-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for both acquisitions and divestitures comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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
Though typically performed by employees, the account manager function may be performed by independent representatives depending on the specific customer, product and geographic location. We also use a number of distributors to provide logistical support as well as serve as a primary customer contact with certain smaller accounts. Boeing Distribution Services, Inc. and Satair A/S (a subsidiary of Airbus S.A.S.) among others, are our major distributors.
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
We attempt to differentiate ourselves from our competitors by producing uniquely engineered products with high quality and timely delivery. Our engineering costs are recorded in cost of sales and in selling and administrative expenses within our consolidated statements of income. Research and development costs are recorded in selling and administrative expenses within our consolidated statements of income. The aggregate of engineering expense and research and development expense represents approximately 9% of our operating units’ aggregate costs, or approximately 4% of our consolidated net sales for fiscal year 2023. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements. Refer to Note 3, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included herein with respect to the total costs of research and development.
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

Customers
We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounted for approximately 32% of our net sales for fiscal year 2023; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounted for approximately 22% of our net sales for fiscal year 2023; and the defense market (which includes defense OEMs and aftermarket sales to the U.S. and friendly foreign governments), which accounted for approximately 39% of our net sales for fiscal year 2023. Non-aerospace net sales comprised approximately 7% of our net sales for fiscal year 2023.
The commercial aerospace industry was significantly disrupted by the COVID-19 pandemic and its adverse impact on air travel worldwide. To a lesser extent, the defense aerospace market was adversely impacted by the COVID-19 pandemic, with this impact arising primarily from supply chain shortages. This led to the defense market comprising a greater percentage of our net sales in fiscal years 2023, 2022 and 2021 compared to pre-pandemic historical levels. In fiscal years 2015 through 2019, defense market net sales ranged from 29% to 37% of total net sales. As the commercial aerospace industry continues to recover, defense market net sales continue to trend to account for a percentage of total net sales that is relatively in line with our historical levels prior to the COVID-19 pandemic. We began to see this expected trend in fiscal 2022 and this trend has continued in fiscal 2023, as defense sales represented 39% of net sales compared to 43% of net sales in fiscal 2022 and 50% of net sales in fiscal 2021.
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. Our top ten customers for fiscal year 2023 accounted for approximately 41% of our net sales. Products supplied to many of our customers are used on multiple platforms. None of our customers individually accounted for greater than 10% of our net sales for fiscal year 2023.
The markets in which we sell our products are, to varying degrees, cyclical and have experienced upswings and downturns. The demand for our commercial aftermarket parts and services depends on, among other things, the breadth of our installed OEM base, revenue passenger kilometers (“RPKs”), the size and age of the worldwide aircraft fleet, the percentage of the worldwide fleet that is in warranty, and airline profitability. The demand for defense products is specifically dependent on government budget trends, military campaigns and political pressures.
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
Market Channels
Commercial Aftermarket
The key market factors in the commercial aftermarket include RPKs and the size and activity level of the worldwide fleet of aircraft and the percentage of the fleet that is in warranty. Throughout fiscal 2023, we continued to see a rebound in our commercial aerospace end markets from the COVID-19 pandemic and are encouraged by the progression of the commercial aerospace market recovery to date. Commercial air travel in domestic markets continues to lead the air traffic recovery with most domestic markets nearing, achieving or surpassing pre-pandemic air traffic levels. The pace of the international recovery has been slower than the domestic recovery and remains below pre-pandemic levels. However, RPKs, which is a key metric used to measure air traffic demand, continues to make positive strides as most countries have removed international traveler restrictions and there is pent-up demand for long-haul travel. Current industry consensus indicates that worldwide RPKs will recover and surpass the calendar year 2019 (i.e., pre-pandemic levels) in calendar year 2024. Therefore, we expect the Company's commercial aerospace end markets to continue progressing into fiscal 2024 barring any significant disruptions or setbacks.
Commercial OEM Market
The commercial OEM market recovery is progressing with airlines returning to the commercial OEMs to place orders; however, the continuation of commercial OEM supply chain challenges impacting manufacturers such as Boeing and Airbus are slowing the pace of new aircraft manufacturing. Our commercial transport OEM shipments and revenues generally run ahead of Boeing and Airbus aircraft delivery schedules. As a result, and consistent with prior years, our fiscal 2024 shipments will be a function of, among other things, the estimated 2024 and 2025 commercial aircraft production rates. In fiscal 2023, we experienced improved sales in the commercial OEM sector primarily due to increased production by Boeing and Airbus. Both Boeing and Airbus have disclosed further planned OEM production rate increases for calendar 2024.
Our businesses continually seek to provide innovative solutions for our customers and others in the commercial aerospace and defense industries. Our current initiatives include creating new products that are more environmentally friendly, creating new products that will help further improve commercial airlines’ efforts to keep passengers healthy and safe, such as touch-free aircraft lavatory suite products and air shields to better cabin air quality. We strive to create new products that ensure the safety of our customer’s endeavors on the land, sea and space.
Defense
Our military business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of Defense (“DOD”) procurement policy and the extent of global conflicts, such as the existing conflicts between Russia and Ukraine and Israel and Hamas. Also, delays in government spending outlays and government funding reprioritization, such as shifting funds to efforts to assist friendly countries in conflicts, provides for further unpredictability in the military spending outlook. For a variety of reasons, the military spending outlook is very uncertain, though recent DOD budgets have trended upwards.
Other Considerations
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

Outside of the market disruptions caused by COVID-19, there are other factors (including customer inventory level adjustments, supply chain issues, unannounced changes in order patterns, strikes, facility shutdowns caused by fires, hurricanes, health crises or other incidents and mergers and acquisitions) that can cause short-term disruptions in our quarterly shipment patterns as compared to previous quarters and the same periods in prior years. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. Additionally, there are fluctuations in OEM and aftermarket product mix from quarter-to-quarter that may cause positive or negative variations in gross profit since commercial aftermarket net sales have historically produced higher gross profit margins than net sales to commercial OEMs. Again, in many instances these are timing events between quarters and must be balanced with macro aerospace industry indicators.
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
In fiscal 2023, the global supply chain continued to be disrupted by the pandemic, though the disruption has gradually improved. The disruption has resulted in delays in the availability of certain raw materials and increased raw material costs, among other costs such as labor. Our business has been adversely affected, though not materially, and could continue to be adversely affected in fiscal 2024 by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
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
For information regarding environmental accruals, refer to Note 15, “Commitments and Contingencies,” in the notes to the consolidated financial statements included herein. Compliance with federal, state, local and foreign environmental laws during fiscal 2023 had no material impact on our capital expenditures, results of operations or cash flows. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse impact on our consolidated financial statements, but we cannot assure that material environmental liabilities may not arise in the future. For further information on environmental-related risks, including climate change, refer to Item 1A. “Risk Factors.”
Human Capital Resources
As of September 30, 2023, we had approximately 15,500 full-time, part-time and temporary employees. Approximately 18% of our full-time and part-time employees are represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates up to September 2027.
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
We know that the tone is set from the top, and our commitment to diversity, equity and inclusion must be reflected within our leadership team as well as our Board of Directors. Beginning in fiscal 2022, TransDigm implemented unconscious bias training for our Board of Directors and management. Approximately 44% of the most recent MDP participant group is gender and racially diverse, which is almost double that of the program’s inaugural class in 2019. Total past and present MDP participants are approximately 39% gender or racially diverse, and we continuously work to enhance the diversity of the program. We are committed to diversity at all levels of management and leadership, and our leadership team and Board of Directors are committed to improving diversity throughout the Company and fostering a more inclusive and open environment. Diversity, equity and inclusion make us stronger as a business so we can effectively serve all our stakeholders. Our workforce includes talented people from many backgrounds.
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
Health and Safety
Our commitment to manufacturing the safest, highest quality products is matched by our commitment to keeping our employees healthy and safe as they work to produce these products. We are dedicated to building, designing, maintaining, and operating our facilities to effectively manage process safety and other hazards, and to minimize risks. We also seek to empower and support our employees to prevent accidents and promote a safe environment. We expect personnel to report and communicate risks, potential hazards, incidents and near hits so that they can be investigated, and appropriate action can be taken to prevent future issues. Our operating units report on environmental health and safety matters to the TransDigm executive management on a monthly basis.
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

ITEM 1A.    RISK FACTORS
Set forth below are material risks and uncertainties that could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
Risks Related to our Strategy
Our business focuses almost exclusively on the aerospace and defense industry.
During a prolonged period of significant market disruption in the aerospace and defense industry, such as the adverse impact that the COVID-19 pandemic had on the commercial aerospace market, and other macroeconomic factors such as when recessions occur, our business may be disproportionately impacted compared to peer companies that are more diversified in the industries they serve. A more diversified company with significant sales and earnings derived from outside the aerospace and defense sector may be able to recover more quickly from significant market disruptions such as the COVID-19 pandemic.
We rely heavily on certain customers for much of our sales.
In fiscal year 2023, no customer individually accounted for 10% or more of the Company’s net sales; however, our top ten customers for fiscal year 2023 accounted for approximately 41% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to general economic or aerospace downturns, decreased production, strike or resourcing, could have a material adverse effect on results of operations, financial position and cash flows.
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

Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. In addition, we may not be able to successfully integrate any business we acquire into our existing business. The successful integration of new businesses, with the most significant recent acquisition being the Calspan Corporation (“Calspan”) acquisition in the third quarter of fiscal 2023, depends on our ability to manage these new businesses and cut excess costs. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service, attract customers and develop new products and services or attend to other acquisition opportunities.
Our indebtedness could adversely affect our financial health and could harm our ability to react to changes to our business and prevent us from fulfilling our obligations under our indebtedness.
We have a significant amount of indebtedness. As of September 30, 2023, our total indebtedness, excluding approximately $51 million in letters of credit outstanding, approximately $193 million of finance lease obligation liabilities and approximately $21 million of government refundable advances, was approximately $20 billion, which was approximately 111% of our total book capitalization.
In addition, we may be able to incur substantial additional indebtedness in the future. As of September 30, 2023, we had approximately $759 million of unused commitments under our revolving credit facility and $100 million of additional borrowing capacity under our trade receivable securitization facility (the “Securitization Facility”). Although our senior secured credit facility and the indentures governing the various series of senior secured and senior subordinated notes outstanding (the “Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the indentures.
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
All of our debt under the senior secured credit facility, which includes $6.2 billion in term loans and a revolving credit facility of $810 million, and the Securitization Facility bears interest at variable rates primarily based on the Term Secured Overnight Financing Rate (“Term SOFR”). Accordingly, if Term SOFR or other variable interest rates increase, our debt service expense will also increase. In order to mitigate the interest rate risk of these variable rate borrowings, we have in the past entered into interest rate swap, cap, and collar agreements that cover a significant portion of the existing variable rate debt and may do so in the future, subject to market and other conditions. In connection with our term loans, we entered into various interest rate swap, cap and collar agreements associated with Term SOFR. The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. As of September 30, 2023, approximately 90% of our total debt was fixed rate. For information about our interest rate swap, cap and collar agreements, refer to Note 21, “Derivatives and Hedging Instruments,” in the notes to the consolidated financial statements included herein.
Our indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness, including debt under the senior secured credit facility and the Notes. We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital.

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
We cannot assure that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under the senior secured credit facility or otherwise in amounts sufficient to enable us to service our indebtedness, including the amounts borrowed under the senior secured credit facility, amounts borrowed under our Securitization Facility and the Notes, or to fund our other liquidity needs. If we cannot service our debt, we will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, the Securitization Facility, the indentures governing the Notes and the senior secured credit facility may restrict us from adopting any of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms and could otherwise adversely affect our business, financial condition and results of operations.
The terms of the senior secured credit facility and indentures governing the Notes may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
Our senior secured credit facility and the indentures governing the Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on TD Group, TransDigm Inc. and its subsidiaries (in the case of the senior secured credit facility) and TransDigm Inc. and its subsidiaries (in the case of the indentures) and may limit their ability to engage in acts that may be in our long-term best interests. The senior secured credit facility and indentures governing the Notes include covenants restricting, among other things, the ability of TD Group, TransDigm Inc. and its subsidiaries (in the case of the senior secured credit facility) and TransDigm Inc. and its subsidiaries (in the case of the indentures) to:
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
A breach of any of these covenants could result in a default under the senior secured credit facility or the indentures governing the Notes. If any such default occurs, the lenders under the senior secured credit facility and the holders of the Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the senior secured credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, subject to the terms of an intercreditor agreement, following an event of default under the senior secured credit facility or the indentures governing our various series of outstanding senior secured notes, the lenders thereunder or the holders thereof, as applicable, will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the senior subordinated notes. If the debt under the senior secured credit facility or the Notes were to be accelerated, we cannot assure that our assets would be sufficient to repay in full our debt.

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
Public health crises, such as the COVID-19 pandemic, and other health pandemics, epidemics and outbreaks could adversely affect our business.
A significant public health crisis, such as the COVID-19 pandemic, could cause disruption to our operations. The COVID-19 pandemic had a negative effect on our business, results of operations, cash flows and financial condition. It affected our business due to the impact on the global economy, including its effects on the commercial aerospace industry, the supply chain and raw material availability, production efforts and customer demand for our products and services. Our ability to predict and respond to future changes resulting from potential health crises is uncertain. Even after a public health crises subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. As we cannot predict the duration, scope or severity of future public health crises, the negative financial impact to our results cannot be reasonably estimated and could be material.
Risks Related to our Operations
Our sales to manufacturers of aircraft are cyclical, and a downturn in sales to these manufacturers may adversely affect us.
Our sales to manufacturers of large commercial aircraft, such as Boeing, Airbus, and related OEM suppliers, as well as manufacturers of business jets have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, interest rates, downturns in the global economy and national and international events. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. In recent years, such as in fiscal 2021 and the second half of fiscal 2020, we experienced decreased sales across the commercial OEM sector driven primarily by the decrease in production by Boeing and Airbus related to reduced demand in the commercial aerospace industry from the COVID-19 pandemic, and airlines deferring or cancelling orders. Regulatory and quality challenges, such as with Boeing’s 737 MAX aircraft and 787 aircraft, also has had an adverse impact. Downturns adversely affect our results of operations, financial position and cash flows.
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

We are currently experiencing supply shortages and inflationary pressures for certain components and raw materials that are important to our manufacturing process, particularly electronic parts, due to global supply chain constraints. Expected growth in the global economy may exacerbate these pressures on us and our suppliers, and we expect these supply chain challenges and cost impacts to continue for the foreseeable future. Because we strive to limit the volume of raw materials and component parts on hand, our business could be adversely affected if we were unable to obtain these raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
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
Our net sales to foreign customers were approximately $2.3 billion for the fiscal year ended September 30, 2023. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including war, sanctions, global health crises, currency fluctuations, difficulties in staffing and managing multinational operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.

Issues with the global supply chain can also rise due to some of the aforementioned risks, as well as the availability and cost of raw materials to suppliers, merchandise quality or safety issues, shipping and transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import. Such issues are often beyond our control and could adversely affect our operations and profitability. Furthermore, the Company is subject to laws and regulations, such as the Foreign Corrupt Practices Act, U.K. Bribery Act and similar local anti-bribery laws, which generally prohibit companies and their employees, agents and contractors from making improper payments for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations, financial position and cash flows.
We are monitoring the ongoing conflicts between Israel and Hamas and between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union and others. Although the conflicts have not, nor are expected to, have a direct material adverse impact on TransDigm's business, the implications of the Israel and Hamas and Russia and Ukraine conflicts in the short-term and long-term are difficult to predict at this time. Factors such as increased energy costs, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from certain airlines, sanctions on certain companies, and the stability of certain customers could impact the global economy and aviation sector.
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
Companies engaged in supplying defense-related equipment and services to U.S. Government agencies, whether through direct contracts with the U.S. Government or as a subcontractor to customers contracting with the U.S. Government, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally:
•suspend or debar from receiving new contracts based on alleged violations of procurement laws or regulations;
•terminate existing contracts;
•revoke required security clearances; and
•audit contract-related costs and fees, including allocated indirect costs.
Most U.S. Government contracts can be terminated by the U.S. Government at its convenience without significant notice. Termination for convenience provisions provide only for recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.
Most of our U.S. Government contracts are based on a firm-fixed price. On contracts for which the price is based on the reimbursement of costs, the U.S. Government may review our costs and performance, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of research and development costs, and certain marketing expenses may not be subject to reimbursement under cost-reimbursement contracts.
Furthermore, even where the price is not based on cost, the U.S. Government may seek to review our costs to determine whether our pricing is “fair and reasonable.” Our subsidiaries are periodically subject to pricing reviews and government buying agencies that purchase some of our subsidiaries’ products are periodically subject to audits by the DOD with respect to prices paid for such products. As a result of these audits, we could be asked to enter into an arrangement whereby our prices would be based on cost, plus a nominal fee, the DOD could seek to pursue alternative sources of supply for our parts, or the U.S. Government could take other adverse actions with respect to our contracts. Any of those occurrences could lead to a reduction in our revenue from, or the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government. Further, negative publicity relating to the results of any audit, inquiry or subsequent hearing or the like could negatively impact our stock price.
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
The interpretation and application of data protection laws in the U.S. and globally, including but not limited to the General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act (the “CCPA”) and China’s Personal Information Protection Law (“PIPL”), are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Further, although we have implemented internal controls and procedures designed to ensure compliance with the GDPR, CCPA, PIPL and other privacy-related laws, rules and regulations (collectively, the “Data Protection Laws”), there can be no assurance that our controls and procedures will enable us to be fully compliant with all Data Protection Laws. Any failure to comply with Data Protection Laws could result in significant penalties, fines, legal challenges and reputational harm.
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
We could be adversely affected if one of our products causes an aircraft to crash.
Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft product that we have designed, manufactured or serviced. While we maintain liability insurance to protect us from future product liability claims, in the event of product liability claims our insurers may attempt to deny coverage or any coverage we have may not be adequate. We also may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or for which third-party indemnification is not available could result in significant liability to us.
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

Our ability to achieve our environmental, social and governance goals are subject to risks, many of which are outside of our control, and our reputation and brands could be harmed if we fail to meet such goals.
Companies across all industries are facing increasing scrutiny from stakeholders related to environmental, social and governance (“ESG”) matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Our ability to achieve our ESG goals, including our goal to achieve our Scope 1 and Scope 2 emissions by the year 2031, and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks, and may be dependent on the actions of suppliers and other third parties and significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions, all of which are outside of our control. If we are unable to meet our ESG goals or evolving stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in us.
As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, including the SEC’s recently proposed disclosure requirements regarding, among other matters, greenhouse gas emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.
Risks Related to Financial Matters
We have recorded a significant amount of intangible assets, which may never generate the returns we expect.
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, customer relationships, and technology, were approximately $2.7 billion at September 30, 2023, representing approximately 14% of our total assets. Goodwill recognized in accounting for mergers and acquisitions was approximately $9.0 billion at September 30, 2023, representing approximately 45% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.
We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. The Company’s future results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, such as the proposed 15% global minimum tax under the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two, Global Anti-Base Erosion Rules (the “Pillar Two Rules”), will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. As of September 30, 2023, among the jurisdictions where the Company operates, only the U.K. has enacted legislation adopting the Pillar Two Rules, effective in fiscal 2025.
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
Notwithstanding special cash dividends, of which the most recent declaration by the Company’s Board of Directors was on November 9, 2023 in the amount of $35.00 per outstanding share of common stock, which is payable on November 27, 2023 to stockholders of record as of November 20, 2023, we do not anticipate declaring regular cash dividends, whether quarterly or annual, on our common stock or any other equity security in the foreseeable future.
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
Our commercial business is directly affected by, among other factors, changes in RPKs, the size and age of the worldwide aircraft fleet, the percentage of the fleet that is out-of-warranty and changes in the profitability of the commercial airline industry. RPKs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in addition to the COVID-19 pandemic, past examples in which the airline industry has been negatively affected include downturns in the global economy, higher fuel prices, increased security concerns among airline customers following the events of September 11, 2001, the Severe Acute Respiratory Syndrome (“SARS”) epidemic, and conflicts abroad. Additional examples include future geopolitical or other worldwide events, such as war, terrorist acts, or additional worldwide infectious disease outbreaks.
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
The military and defense market is significantly dependent upon government budget trends, particularly the DOD budget. In addition to normal business risks, our supply of products to the U.S. Government is subject to unique risks largely beyond our control. DOD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the presidential election or otherwise, the U.S. Government’s budget deficits, spending priorities (e.g., shifting funds to assist Ukraine in the Russia and Ukraine conflict or to assist Israel), the cost of sustaining the U.S. military presence internationally and possible political pressure to reduce U.S. Government military spending, each of which could cause the DOD budget to remain unchanged or to decline. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
TransDigm’s principal owned properties (defined as greater than 20,000 square feet or related to a principal operation) as of September 30, 2023 are as follows:

Location	Reporting Segment	Square Footage
Cheektowaga, NY	Airframe	656,200
Brea, CA (1)	Airframe	315,000
Stillington, United Kingdom	Airframe	274,800
Montreal, Canada	Airframe	271,700
Miesbach, Germany	Power & Control	242,000
Liberty, SC (1)	Power & Control	219,000
Waco, TX	Power & Control	218,800
Liverpool, NY	Power & Control	197,100
Ingolstadt, Germany	Airframe	191,900
Kent, OH (1)	Airframe	185,000
Bridport, United Kingdom	Airframe	174,700
Lillington, NC	Power & Control	162,400
Union Gap, WA (1)	Airframe	144,400
Coachella, CA (1)	Power & Control	140,000
Phoenix, AZ	Airframe	138,700
Paks, Hungary	Airframe	137,800
Los Angeles, CA	Power & Control	131,000
Bohemia NY (1)	Power & Control	124,000
Buena Park, CA	Power & Control	115,000
Llangeinor, United Kingdom	Airframe	112,300
Bourges, France	Power & Control	109,400
Westbury, NY	Power & Control	106,800
Kent, WA (1)	Airframe	100,000
Painesville, OH	Power & Control	94,200
Newport News, VA	Airframe	93,000
Valencia, CA (1)	Airframe	88,400
Letchworth, United Kingdom	Airframe	88,200
Placentia, CA	Airframe	86,600
Addison, IL (1)	Power & Control	83,300
Niagara Falls, NY	Airframe	82,500
Sarralbe, France	Power & Control	77,900
Niort, France	Power & Control	69,000
Prescott, AZ	Airframe	66,200
Clearwater, FL	Power & Control	64,200
South Euclid, OH	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Branford, CT	Airframe	52,000
Ontario, Canada	Airframe	50,000
Avenel, NJ	Power & Control	48,500
Rancho Cucamonga, CA (1)	Power & Control	47,000
Pennsauken, NJ	Airframe	38,000
Ryde, United Kingdom	Power & Control	33,200
Rancho Cucamonga, CA	Airframe	32,700
Plymouth, MN	Airframe	25,000
Melaka, Malaysia	Power & Control	24,800
Cheveley, United Kingdom	Airframe	24,000
Broussard, LA	Airframe	22,000
Deerfield Beach, FL	Non-aviation	20,000

(1)Subject to mortgage liens under our senior secured credit facility, our 6.25% secured notes due March 15, 2026 (“2026 Secured Notes”), our 6.75% secured notes due August 15, 2028 (“2028 Secured Notes”) and our 6.875% secured notes due December 15, 2030 (“2030 Secured Notes”).

TransDigm’s principal leased properties (defined as greater than 20,000 square feet or related to a principal operation) as of September 30, 2023 are as follows:

Location	Reporting Segment	Square Footage
Everett, WA	Airframe	339,300
East Camden, AR	Power & Control	276,000
Whippany, NJ	Power & Control	230,500
Nittambuwa, Sri Lanka	Airframe	168,000
Santa Ana, CA	Airframe	159,200
Dayton, NV	Airframe	144,000
Tijuana, Mexico	Airframe	141,000
Holmestrand, Norway	Airframe	139,500
Marlow, United Kingdom	Airframe	116,100
Tijuana, Mexico	Power & Control	112,800
Melbourne, FL	Power & Control	107,000
Farnborough, United Kingdom	Power & Control	103,400
Goldsboro, NC	Power & Control	101,000
Fullerton, CA	Airframe	100,000
Kunshan, China	Airframe	99,500
Sylmar, CA	Airframe	93,000
Elkhart, IN	Non-aviation	91,500
Carson City, NV	Airframe	90,100
Kunshan, China	Non-aviation	86,100
Miesbach, Germany	Power & Control	85,600
Davis Junction, IL	Airframe	84,500
Camarillo, CA	Power & Control	70,000
Matamoros, Mexico	Power & Control	69,200
Gloucestor, United Kingdom	Airframe	69,100
St. Paul, MN	Airframe	66,600
Chihuahua, Mexico	Airframe	55,000
Portland, OR	Airframe	50,000
Zunyi, China	Power & Control	45,600
Sugar Grove, IL	Airframe	45,000
Tempe, AZ	Power & Control	40,200
Anaheim, CA	Airframe	39,000
Collegeville, PA	Airframe	37,000
Chongqing, China	Airframe	36,300
Rancho Santa Margarita, CA	Airframe	35,200
Joensuu, Finland	Airframe	32,300
Eloy, AZ	Airframe	28,100
Ashford, United Kingdom	Power & Control	28,000
Nogales, Mexico	Airframe	27,000
Niagara Falls, NY	Airframe	24,200
Redhill, United Kingdom	Airframe	22,700
Ravenna, OH	Airframe	22,500
Pennsauken, NJ	Airframe	20,500
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

ITEM 3.    LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. The Securities and Exchange Commission (“SEC”) regulations require us to disclose certain information about environmental proceedings when a governmental authority is a party to the proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to such regulations, the Company uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required as we believe matters under this threshold are not material to the Company. While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows.
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
Holders
As of October 12, 2023, there were 34 stockholders of record of our common stock and approximately 434,000 beneficial stockholders, which includes an estimated number of stockholders who have their shares held in their accounts by banks and brokers.
Dividends
During fiscal 2022, TD Group’s Board of Directors (the “Board”) declared a special cash dividend of $18.50 (in August 2022) on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options granted under its stock option plans.
On November 9, 2023, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. The record date and payment date for the special dividend is November 20, 2023 and November 27, 2023, respectively. The total estimated cash payment, to be funded by existing cash on hand, related to the special dividend and dividend equivalent payments in the first quarter of fiscal 2024 is approximately $2,020 million.
Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P 500 Index and the S&P Aerospace & Defense Select Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2018, and its relative performance is tracked through September 30, 2023.

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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransDigm Group Inc., the S&P 500 Index and S&P Aerospace & Defense Select Index

$350
$300
$250
$200
$150
$100
$50
9/30/18
9/30/19
9/30/20
9/30/21
9/30/22
9/30/23
TransDigm Group Inc.
S&P 500 Index
S&P Aerospace & Defense Select Index

*$100 invested on 9/30/2018 in stock or index, including reinvestment of dividends.
Copyright 2023 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023
TransDigm Group Inc.	100.00	147.98	142.82	187.74	162.21	260.59
S&P 500 Index	100.00	104.25	120.05	156.07	131.92	160.44
S&P Aerospace & Defense Select Index	100.00	108.68	89.79	124.17	96.14	118.54
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
On January 27, 2022, the Board of Directors of the Company authorized a new stock repurchase program to permit repurchases of its outstanding common stock not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program previously authorized by the Board on November 8, 2017, subject to any restrictions specified in the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”) and indentures governing the Company's existing Notes. There is no expiration date for this program.
No repurchases were made under the program during fiscal 2023. During fiscal 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share, for a total amount of $912 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of September 30, 2023, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
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
Overview
For fiscal year 2023, we generated net sales of $6,585 million, gross profit of $3,842 million or 58.3% of net sales, and net income attributable to TD Group of $1,298 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, we believe that focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long-term.
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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired approximately 88 businesses and product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume. In the case of larger acquisitions that consist of multiple operating units (such as the Esterline acquisition in fiscal 2019), we may pursue opportunities to divest certain acquired operating units that are not in line with our long-term acquisition strategy.
Acquisitions and divestitures during the most recent three fiscal years is described in Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein. Also as further disclosed in Note 2, on November 9, 2023, TransDigm announced that it entered into a definitive agreement to acquire the Electron Device Business of Communications & Power Industries for approximately $1,385 million in cash. The acquisition is expected to close by the end of TransDigm’s third quarter of fiscal 2024.
Throughout fiscal 2023, we continued to see a rebound in our commercial aerospace end markets from the COVID-19 pandemic and are encouraged by the progression of the commercial aerospace market recovery to date. Commercial air travel in domestic markets continues to lead the air traffic recovery with most domestic markets nearing, achieving or surpassing pre-pandemic air traffic levels. The pace of the international recovery has been slower than the domestic recovery and remains below pre-pandemic levels. However, international RPKs, a metric used to measure air traffic demand, continues to make positive strides as most countries have removed international traveler restrictions and there is pent-up demand for long-haul travel. Current industry consensus indicates that worldwide RPKs will recover or surpass calendar year 2019 (i.e., pre-pandemic levels) in calendar year 2024. Therefore, we expect the Company's commercial aerospace end markets to continue progressing into fiscal 2024 barring any significant disruptions or setbacks. In fiscal 2023, we experienced improved sales in the commercial OEM sector primarily due to increased aircraft production by Boeing and Airbus. Aircraft production rates continue to lag pre-pandemic levels, mainly due to continued commercial OEM supply chain issues that are slowing the pace of new aircraft manufacturing. However, airline demand for new aircraft is strong and both Boeing and Airbus have disclosed further planned OEM production rate increases for calendar 2024.
The pace of U.S. government defense spending outlays and government funding reprioritization provides for uncertainty in the defense aerospace market. Defense sales rebounded in the second half of fiscal 2023 due to improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels). Recent DOD budgets have trended upwards; however, the ongoing conflicts between Russia and Ukraine and Israel and Hamas and potential impact on reprioritization of U.S. government defense spending and other ancillary impacts of these conflicts causes uncertainty.
In fiscal 2023, the pandemic continued to disrupt the global supply chain and labor markets, though the disruption has gradually improved. The disruption has resulted in delays in the availability of certain raw materials and increased freight costs, raw material costs and labor costs. Our business has been adversely affected, though not materially, and could continue to be adversely affected by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Fiscal Years Ended September 30,
	2023	% of Net Sales	2022		% of Net Sales
Net sales	$6,585	100.0%	$5,429		100.0%
Cost of sales	2,743	41.7%	2,330		42.9%
Selling and administrative expenses	780	11.8%	748		13.8%
Amortization of intangible assets	139	2.1%	136		2.5%
Income from operations	2,923	44.4%	2,215		40.8%
Interest expense-net	1,164	17.7%	1,076		19.8%
Refinancing costs	56	0.9%	1		—%
Other (income) expense	(13)	(0.2)%	18		0.3%
Gain on sale of businesses-net	—	—%	(7)		(0.1)%
Income tax provision	417	6.3%	261		4.8%
Income from continuing operations	1,299	19.7%	866		16.0%
Less: Net income attributable to noncontrolling interests	(1)	—%	(1)		—%
Income from continuing operations attributable to TD Group	1,298	19.7%	865		15.9%
Income from discontinued operations, net of tax	—	—%	1		—%
Net income attributable to TD Group	$1,298	19.7%	$866		16.0%
Net income applicable to TD Group common stockholders	$1,260	(1) 19.1%	$780	(1)	14.4%
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$22.03	(2)	$13.38	(2)
Earnings per share from discontinued operations—basic and diluted	—	(2)	0.02	(2)
Earnings per share	$22.03		$13.40
Cash dividends paid per common share	$—		$18.50
Weighted-average shares outstanding—basic and diluted	57.2		58.2
Other Data:
EBITDA	$3,148	(3)	$2,456	(3)
EBITDA As Defined	$3,395	(3) 51.6%	$2,646	(3)	48.7%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $38 million and $86 million for the fiscal years ended September 30, 2023 and 2022, respectively.
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

Fiscal year ended September 30, 2023 compared with fiscal year ended September 30, 2022
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2023 and 2022 were as follows (amounts in millions):

	Fiscal Years Ended			% Change Net Sales
	September 30, 2023	September 30, 2022	Change
Organic sales	$6,414	$5,429	$985	18.1%
Acquisition sales	171	—	171	3.1%
Net sales	$6,585	$5,429	$1,156	21.2%
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
The increase in organic sales of $985 million for the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022 is primarily related to increases in commercial aftermarket sales ($494 million, an increase of 31.4%), commercial OEM sales ($266 million, an increase of 23.1%) and defense sales ($242 million, an increase of 10.4%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in fiscal 2023 compared to fiscal 2022. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels but has improved in the second half of fiscal 2023).
The acquisition sales for the fiscal year ended September 30, 2023 are attributable to Calspan, which was acquired in the third quarter of fiscal 2023, and DART Aerospace (“DART”), which was acquired in the third quarter of fiscal 2022.
•Cost of Sales and Gross Profit. Cost of sales increased by $413 million or 17.7%, to $2,743 million for the fiscal year ended September 30, 2023 compared to $2,330 million for the fiscal year ended September 30, 2022. Cost of sales and the related percentage of net sales for the fiscal years ended September 30, 2023 and 2022 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2023	September 30, 2022	Change	% Change
Cost of sales - excluding costs below	$2,746	$2,390	$356	14.9%
% of net sales	41.7%	44.0%
Non-cash stock and deferred compensation expense	17	19	(2)	(10.5)%
% of net sales	0.3%	0.3%
Foreign currency losses (gains)	14	(40)	54	135.0%
% of net sales	0.2%	(0.7)%
Loss contract amortization	(34)	(39)	5	12.8%
% of net sales	(0.5)%	(0.7)%
Total cost of sales	$2,743	$2,330	$413	17.7%
% of net sales	41.7%	42.9%
Gross profit (Net sales less Total cost of sales)	$3,842	$3,099	$743	24.0%
Gross profit percentage (Gross profit / Net sales)	58.3%	57.1%
The change in cost of sales during the fiscal year ended September 30, 2023 decreased as a percentage of net sales despite increased inflationary pressures. This was primarily driven by the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume. A favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales compared to commercial OEM and defense net sales also contributed to the gross profit as a percentage of net sales increasing by 1.2 percentage points to 58.3% for the fiscal year ended September 30, 2023 from 57.1% for the fiscal year ended September 30, 2022.

Regarding the specific components to cost of sales listed above, foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, weakened particularly in the first half of fiscal 2023 resulting in unfavorable movement. In fiscal 2022, the U.S. dollar strengthened considerably in the fourth quarter resulting in foreign currency gains. No other material movement in the components to cost of sales were identified.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $32 million to $780 million, or 11.8% of net sales, for the fiscal year ended September 30, 2023 from $748 million, or 13.8% of net sales, for the fiscal year ended September 30, 2022. Selling and administrative expenses and the related percentage of net sales for the fiscal years ended September 30, 2023 and 2022 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2023	September 30, 2022	Change	% Change
Selling and administrative expenses - excluding costs below	$629	$563	$66	11.7%
% of net sales	9.6%	10.4%
Non-cash stock and deferred compensation expense	141	165	(24)	(14.5)%
% of net sales	2.1%	3.0%
Acquisition integration costs	8	7	1	14.3%
% of net sales	0.1%	0.1%
Acquisition and divestiture transaction-related expenses	6	4	2	50.0%
% of net sales	0.1%	0.1%
Bad debt expense	(4)	9	(13)	(144.4)%
% of net sales	(0.1)%	0.2%
Total selling and administrative expenses	$780	$748	$32	4.3%
% of net sales	11.8%	13.8%
Selling and administrative expenses during the fiscal year ended September 30, 2023 improved as a percentage of net sales compared to the fiscal year ended September 30, 2022 as a result of higher net sales and our continued strategic cost mitigation efforts. The decrease in non-cash stock and deferred compensation expense is primarily attributable to fewer modifications to existing stock option grants compared to prior year. The change in bad debt expense in fiscal 2023 relates to the improving market conditions within commercial aerospace and the resulting reduction in assessed risk associated with the collectability of certain trade accounts receivable.
•Amortization of Intangible Assets. Amortization of intangible assets was $139 million for the fiscal year ended September 30, 2023 compared to $136 million for the fiscal year ended September 30, 2022. The increase in amortization expense of $3 million was primarily due to the amortization expense recognized on intangible assets from the third quarter of fiscal 2023 acquisition of Calspan and the third quarter of fiscal 2022 acquisition of DART. The increase was partially offset by the Cobham Aero Connectivity (“CAC”) acquisition backlog being fully amortized in fiscal 2022.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $88 million, or 8.2%, to $1,164 million for the fiscal year ended September 30, 2023 from $1,076 million for the fiscal year ended September 30, 2022. The increase in interest expense-net was primarily due to an increase in the base rates, i.e., Term SOFR and London Interbank Offered Rate (“LIBOR”), to the portion of our variable rate debt that is not hedged via an interest rate swap or cap. This was partially offset by a $93 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the fiscal year ended September 30, 2023 was 6.2% compared to 5.3% for the fiscal year ended September 30, 2022.
•Refinancing Costs. Refinancing costs of $56 million incurred for the fiscal year ended September 30, 2023 were primarily related to third party fees incurred for the refinancing activity completed during the fiscal year ended September 30, 2023 as summarized in Note 12, “Debt,” in the notes to the consolidated financial statements included herein. Refinancing costs of $1 million were incurred for the fiscal year ended September 30, 2022.

•Other (Income) Expense. Other (income) expense was $(13) million for the fiscal year ended September 30, 2023 compared to $18 million for the fiscal year ended September 30, 2022. Other (income) for the fiscal year ended September 30, 2023 primarily related to a $9 million cash refund received for the Esterline Retirement Plan (the “ERP”) upon the finalizing of the group annuity purchase funding. Refer to Note 13, “Retirement Plans,” in the notes to the consolidated financial statements included herein for further information. Other expense for fiscal year ended September 30, 2022 was primarily driven by a pension settlement charge of approximately $22 million for the ERP. Partially offsetting this expense was the non-service related components of benefit costs on the Company's benefit plans of $(3) million.
•Gain on Sale of Businesses-net. No gain on sale of businesses-net was recorded for the fiscal year ended September 30, 2023. Gain on sale of businesses-net of $7 million was recorded for the fiscal year ended September 30, 2022, and is primarily related to the net gain on sale recognized on the ScioTeq and TREALITY Simulation Visual Systems (“ScioTeq and TREALITY”) and Technical Airborne Components (“TAC”) divestitures. Refer to Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein for further information.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 24.3% for the fiscal year ended September 30, 2023 compared to 23.2% for the fiscal year ended September 30, 2022. The Company’s higher effective tax rate for the fiscal year ended September 30, 2023 was primarily due to an increase in the valuation allowance applicable to the Company's net interest deduction limitation carryforward, partially offset by the impact of excess tax benefits associated with share-based payments.
•Income from Discontinued Operations, net of tax. No income from discontinued operations, net of tax, was recorded for the fiscal year ended September 30, 2023. Income from discontinued operations, net of tax, was $1 million for the fiscal year ended September 30, 2022 and related to a final working capital settlement received on the divestiture of the Souriau-Sunbank Connection Technologies business.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $432 million, or 49.9%, to $1,298 million for the fiscal year ended September 30, 2023 compared to net income attributable to TD Group of $866 million for the fiscal year ended September 30, 2022, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations was $22.03 for the fiscal year ended September 30, 2023 and $13.38 for the fiscal year ended September 30, 2022. Basic and diluted earnings per share from discontinued operations was $0.02 for the fiscal year ended September 30, 2022. There was no impact on earnings per share from discontinued operations for the fiscal year ended September 30, 2023. Net income attributable to TD Group for the fiscal year ended September 30, 2023 of $1,298 million was decreased by dividend equivalent payments of $38 million, or $0.67 per share, resulting in net income applicable to TD Group common stockholders of $1,260 million. Net income attributable to TD Group for the fiscal year ended September 30, 2022 of $866 million was decreased by dividend equivalent payments of $86 million, or $1.47 per share, resulting in net income applicable to TD Group common stockholders of $780 million.
Business Segments
•Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2023 and 2022 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2023	% of Net Sales	2022	% of Net Sales	Change	% Change
Power & Control	$3,316	50.3%	$2,873	52.9%	$443	15.4%
Airframe	3,094	47.0%	2,391	44.1%	703	29.4%
Non-aviation	175	2.7%	165	3.0%	10	6.1%
Net sales	$6,585	100.0%	$5,429	100.0%	$1,156	21.3%
Net sales for the Power & Control segment increased $443 million, an increase of 15.4%, for the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($236 million, an increase of 29.6%), defense ($145 million, an increase of 10.2%) and commercial OEM ($86 million, an increase of 16.3%). The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in fiscal 2023 compared to fiscal 2022. The increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays (though, in management’s estimation, the current lag between spend authorizations and outlays remains longer than historical average levels but has improved in the second half of fiscal 2023). The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries.

Net sales for the Airframe segment increased $703 million, an increase of 29.4%, for the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022. The sales increase resulted primarily from increases in organic sales in the commercial aftermarket ($259 million, an increase of 33.2%), commercial OEM ($181 million, an increase of 29.6%) and defense ($96 million, an increase of 10.8%). The increase in commercial aftermarket sales, commercial OEM sales and defense sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. Acquisition sales increased by $171 million for the fiscal year ended September 30, 2023 due to the impact of the Calspan and DART acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date.
The change in Non-aviation net sales compared to the prior fiscal year was not material.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the fiscal years ended September 30, 2023 and 2022 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2023	% of Segment Net Sales		2022	% of Segment Net Sales		Change	% Change
Power & Control	$1,866	56.3%		$1,531	53.3%		$335	21.9%
Airframe	1,547	50.0%		1,121	46.9%		426	38.0%
Non-aviation	71	40.6%		65	39.4%		6	9.2%
Total segment EBITDA As Defined	3,484	52.9%		2,717	50.0%		767	28.2%
Less: Unallocated corporate EBITDA As Defined	89	1.3%	(1)	71	1.3%	(1)	18	25.4%
Total Company EBITDA As Defined	$3,395	51.6%	(1)	$2,646	48.7%	(1)	$749	28.3%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $335 million, an increase of 21.9%, resulting from higher organic sales in the commercial aftermarket, commercial OEM and defense channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategies and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $426 million, an increase of 38.0%. The increase in EBITDA as Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. EBITDA As Defined for the Airframe segment from acquisitions was approximately $48 million due to the impact of the Calspan and DART acquisitions. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date.
The change in Non-aviation EBITDA as Defined compared to the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments. The increase compared to the prior fiscal year is primarily attributable to the deferred compensation plan adopted in the fourth quarter of fiscal 2022 for certain members of non-executive management.
Fiscal year ended September 30, 2022 compared with fiscal year ended September 30, 2021
For our results of operations for fiscal 2022 compared with fiscal 2021, refer to the discussion in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of Form 10-K for the fiscal year ended September 30, 2022, as filed with the Securities and Exchange Commission on November 10, 2022.

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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	September 30, 2023	September 30, 2022
Selected Balance Sheet Data:
Cash and cash equivalents	$3,472	$3,001
Working capital (Total current assets less total current liabilities)	5,159	4,223
Total assets	19,970	18,107
Total debt (1)	19,750	19,795
TD Group stockholders’ deficit	(1,984)	(3,773)

(1)Includes debt issuance costs and original issue discount and premiums. Reference Note 12, “Debt,” in the notes to the consolidated financial statements included herein for additional information.

	Fiscal Years Ended September 30,
	2023	2022
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$1,375	$948
Investing activities	(900)	(553)
Financing activities	(16)	(2,148)
Capital expenditures	139	119
Ratio of earnings to fixed charges (1)	2.5x	2.0x

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
In fiscal 2023, the Company refinanced over $9,800 million of its term loans and notes to extend maturity dates, reduce interest rates (in the case of refinancing the $1,100 million of 8.00% senior secured notes due 2025 - the “2025 Secured Notes”) and transition the benchmark rate of our variable rate debt from based on LIBOR to Term SOFR. As a result of the refinancing activity, there is no maturity on any tranche of term loans or notes until March 2026.
In connection with the refinancing activity in fiscal 2023, we entered into forward starting interest rate collar agreements aggregating to a notional amount of $1,600 million. For the remaining $4,700 million notional amount of interest rate swaps and cap, we entered into LIBOR to Term SOFR basis interest rate swap and cap transactions to effectively convert our existing swaps and cap from LIBOR-based to Term SOFR-based. The basis swaps and cap offset the LIBOR exposure of the existing swaps and cap and effectively fix the Term SOFR rate for the notional amount.
The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. As of September 30, 2023, approximately 90% of our gross debt was fixed rate.

On July 25, 2023, the Company amended the Securitization Facility to, among other things, increase the borrowing capacity from $350 million to $450 million and extend the maturity date to July 25, 2024 at an interest rate of three-month Term SOFR plus 1.60%, compared to an interest rate of three-month Term SOFR plus 1.30% that applied prior to the amendment. The total drawn on the Securitization Facility remains at $350 million as of September 30, 2023.
Also, in fiscal 2023, we used existing cash on hand to fund the $729 million acquisition of Calspan, which was completed on May 8, 2023.
As of September 30, 2023, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of September 30, 2023
Cash and cash equivalents	$3,472
Availability on revolving credit facility	759
Availability on Securitization Facility	100
Cash liquidity (1)	$4,331

(1)When considering the impact of the estimated $2,020 million payment in special dividends and dividend equivalents in November 2023, described below, the pro forma cash liquidity as of September 30, 2023 is $2,311 million.
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
On November 9, 2023, TransDigm announced that it entered into a definitive agreement to acquire the Electron Device Business of Communications & Power Industries for approximately $1,385 million in cash. The acquisition is expected to close by the end of TransDigm’s third quarter of fiscal 2024 and is expected to be financed through a combination of existing cash on hand and new long-term debt.
On November 9, 2023, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. The record date and payment date for the special dividend is November 20, 2023 and November 27, 2023, respectively. The total estimated cash payment, to be funded by existing cash on hand, related to the special dividend and dividend equivalent payments in the first quarter of fiscal 2024 is approximately $2,020 million.
The Company estimates its capital expenditures in fiscal year 2024 to be approximately 2% to 3% of net sales, which is consistent with its historical annual spend as a percentage of net sales. The Company’s capital expenditures incurred from year-to-year are funded using existing cash on hand and are primarily for projects that are consistent with our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers).
The Company may issue additional debt or refinance existing debt if prevailing market conditions are favorable to doing so. In addition, the Company may increase its borrowings in connection with acquisitions, if cash flow from operating activities becomes insufficient to fund current operations or for other short-term cash needs or for common stock repurchases or dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.
Operating Activities. The Company generated $1,375 million of net cash from operating activities during fiscal 2023 compared to $948 million during fiscal 2022.
The change in trade accounts receivable during fiscal 2023 was a use of cash of $212 million compared to a use of cash of $190 million in fiscal 2022. The increase in the use of cash of $22 million is primarily attributable to the increase in sales volume and related timing of cash receipts. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.

The change in inventories during fiscal 2023 was a use of cash of $261 million compared to a use of cash of $134 million in fiscal 2022. The increase in the use of cash of $127 million is primarily driven by increased purchasing from higher demand in fiscal 2023 as raw material inventory is up approximately $185 million compared to at September 30, 2022. The Company also continues to actively and strategically manage inventory levels in response to existing ongoing supply chain challenges.
The change in accounts payable during fiscal 2023 was a source of cash of $12 million compared to a source of cash of $58 million in fiscal 2022. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $900 million during fiscal 2023, consisting primarily of the acquisition of Calspan for approximately $729 million, certain product line acquisitions aggregating to approximately $33 million and capital expenditures of $139 million.
Net cash used in investing activities was $553 million during fiscal 2022, consisting primarily of the acquisition of DART for approximately $360 million, certain product line acquisitions aggregating to approximately $62 million and capital expenditures of $119 million. This was slightly offset by $3 million in proceeds received from the final working capital settlement for the ScioTeq and TREALITY divestiture.
Financing Activities. Net cash used in financing activities was $16 million during fiscal 2023. The use of cash was primarily attributable to repayments on term loans of $7,334 million, which consists of the full repayment of the existing principal for the Tranche E, Tranche F and Tranche G term loans ($7,284 million), plus normal course principal payments on the Tranche E, Tranche F, Tranche H and Tranche I term loans ($50 million), the redemptions of the (1) 2025 Secured Notes for $1,122 million, (2) 6.375% senior subordinated notes due 2026 (the “6.375% 2026 Notes”) for $950 million and (3) 6.875% senior subordinated notes due 2026 (the “6.875% 2026 Notes”) for $509 million, dividend equivalent payments of $38 million and other financing fees of $20 million. This was primarily offset by the total net proceeds from the issuance of Tranche H and Tranche I term loans of $6,238 million, net proceeds of $2,068 million from the completion of the 6.75% senior secured notes due 2028 (the “2028 Secured Notes”) offering, net proceeds of $1,436 million from the completion of the 6.875% senior secured notes due 2030 (the “2030 Secured Notes”) offering and $215 million in proceeds from stock option exercises.
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
TransDigm has $6,249 million in fully drawn term loans (the “Term Loans Facility”) and an $810 million revolving credit facility. The Term Loans Facility consists of two tranches of term loans as follows (aggregate principal amount disclosed is as of September 30, 2023):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche H	$1,713 million	February 22, 2027	Term SOFR plus 3.25%
Tranche I	$4,536 million	August 24, 2028	Term SOFR plus 3.25%
The Term Loans Facility requires quarterly aggregate principal payments of $16 million. The revolving commitments consist of two tranches which include up to $152 million of multicurrency revolving commitments. At September 30, 2023, the Company had $51 million in letters of credit outstanding and $759 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of 2.50% per annum. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum.
The interest rates per annum applicable to the Tranche H and Tranche I term loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to the Tranche H and Tranche I term loans are not subject to a floor. Refer to Note 21, “Derivatives and Hedging Activities,” for information about how our interest rate swaps, caps and collar agreements are used to hedge and offset, respectively, the variable interest rates on our debt.

Fiscal 2023 Amendments to the Credit Agreement
On December 14, 2022, the Company entered into Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 10”) to the Credit Agreement. Under the terms of Amendment No. 10, the Company, among other things, repaid in full its existing approximately $1,725 million in Tranche G term loans maturing August 22, 2024 and replaced such loans with approximately $1,725 million in Tranche H term loans maturing February 22, 2027. The Tranche H term loans bear interest at Term SOFR plus 3.25% compared to the former Tranche G term loans which bore interest at LIBOR plus 2.25%. The Tranche H term loans were issued at a discount of 2.00%, or approximately $34.5 million. The Tranche H term loans were fully drawn on December 14, 2022 and the other terms and conditions that apply to the Tranche H term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 10.
On February 24, 2023, the Company entered into Amendment No. 11, Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 11”), to the Credit Agreement. Under the terms of Amendment No. 11, the Company, among other things, repaid in full its existing approximately $2,149 million in Tranche E term loans maturing May 30, 2025 and approximately $3,410 million in Tranche F term loans maturing December 9, 2025 and replaced such loans with approximately $4,559 million in Tranche I term loans maturing August 24, 2028 and the $1,000 million 2028 Secured Notes. The Tranche I term loans bear interest at Term SOFR plus 3.25% compared to the former Tranche E and Tranche F term loans which bore interest at LIBOR plus 2.25%. The Tranche I term loans were issued at a discount of 0.25%, or approximately $11.4 million. The Tranche I term loans were fully drawn on February 24, 2023 and the other terms and conditions that apply to the Tranche I term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 11.
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
Indentures
The following table represents the senior subordinated and secured notes outstanding as of September 30, 2023:

Description	Aggregate Principal	Maturity Date	Interest Rate
2026 Secured Notes	$4,400 million	March 15, 2026	6.25%
7.50% 2027 Notes	$550 million	March 15, 2027	7.50%
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
2028 Secured Notes	$2,100 million	August 15, 2028	6.75%
4.625% 2029 Notes	$1,200 million	January 15, 2029	4.625%
4.875% 2029 Notes	$750 million	May 1, 2029	4.875%
2030 Secured Notes	$1,450 million	December 15, 2030	6.875%
The 7.50% 2027 Notes, the 5.50% 2027 Notes, the 4.625% 2029 Notes and the 4.875% 2029 Notes (collectively, the “Subordinated Notes”) were issued at a price of 100% of the principal amount. The initial $3,800 million offering of the 2026 Secured Notes (which, along with the 2028 Secured Notes and 2030 Secured Notes, are collectively referred to as the “Secured Notes”) was issued at a price of 100% of its principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,411 million. The initial $1,000 million offering and the subsequent $1,100 million offering of the 6.75% senior secured notes due 2028 (collectively, the “2028 Secured Notes”) in the second quarter of fiscal 2023 were issued at a price of 100% and 99%, respectively, of their principal amount, resulting in gross proceeds of $2,089 million. The 2030 Secured Notes were issued in the fourth quarter of fiscal 2023 at a price of 100% of the principal amount.
The Subordinated Notes and Secured Notes do not require principal payments prior to their maturity. Interest under the Subordinated Notes and Secured Notes are payable semi-annually. The Subordinated Notes represent our unsecured obligations ranking subordinate to our senior debt, as defined in the applicable indentures. The Secured Notes represent our secured obligations ranking equally to all existing and future senior debt, as defined in the applicable indentures. The Subordinated Notes and Secured Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all of the covenants contained in the Subordinated Notes and Secured Notes.

Guarantor Information
The Subordinated Notes are subordinated to all of our existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, rank equally with all of our existing and future senior subordinated debt and rank senior to all of our future debt that is expressly subordinated to the Subordinated Notes. The Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by TD Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The table set forth in Exhibit 22.1 filed with this Form 10-K details the primary obligors and guarantors. The guarantees of the Subordinated Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Subordinated Notes. The Subordinated Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.
The Secured Notes are senior secured debt of TransDigm and rank equally in right of payment with all of TransDigm’s existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, and are senior in right of payment to all of TransDigm’s existing and future senior subordinated debt, including the Subordinated Notes. The 2026 Secured Notes and the 2028 Secured Notes are guaranteed on a senior secured basis by TD Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The 2030 Secured Notes are guaranteed on a senior secured basis by TD Group and each of TransDigm Inc.’s direct and indirect Restricted Subsidiaries (as defined in the applicable indenture) that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm Inc. or any of the guarantors in an aggregate principal amount of at least $200 million. As of the date of this Form 10-K, the guarantors of the 2030 Secured Notes are the same as the guarantors of the 2026 Secured Notes and the 2028 Secured Notes. The table set forth in Exhibit 22.1 filed with this Form 10-K details the primary obligors and guarantors. The guarantees of the Secured Notes rank equally in right of payment with all of the guarantors’ existing and future senior secured debt and are senior in right of payment to all of their existing and future senior subordinated debt. The Secured Notes are structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries.
Separate financial statements of TransDigm Inc. are not presented because the Subordinated Notes and Secured Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis (if Subordinated Notes) and senior secured basis (if Secured Notes) by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries. TD Group has no significant operations or assets separate from its investment in TransDigm Inc.
The financial information presented is that of TD Group, TransDigm Inc. and the other Guarantors, which includes TransDigm UK, on a combined basis and the financial information of non-issuer and non-guarantor subsidiaries has been excluded. Intercompany balances and transactions between TD Group, TransDigm Inc. and the other Guarantors have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

(in millions)	September 30, 2023
Current assets	$4,723
Goodwill	7,112
Other non-current assets	3,237
Current liabilities	868
Non-current liabilities	20,034
Amounts (from) due to subsidiaries that are non-issuers and non-guarantors-net	(1,496)

Fiscal Year Ended
(in millions)	September 30, 2023
Net sales	$5,184
Sales to subsidiaries that are non-issuers and non-guarantors	37
Cost of sales	2,022
Expense from subsidiaries that are non-issuers and non-guarantors-net	52
Income from continuing operations	909
Net income attributable to TD Group	909

Certain Restrictive Covenants in Our Debt Documents
The Credit Agreement and the indentures governing the Subordinated Notes and Secured Notes contain restrictive covenants that, among other things, limit the incurrence of additional indebtedness, the payment of special dividends, transactions with affiliates, asset sales, acquisitions, mergers and consolidations, liens and encumbrances, and prepayments of certain other indebtedness.
The restrictive covenants included in the Credit Agreement are subject to amendments executed periodically. The most recent amendment that impacted the restrictive covenants contained in the Credit Agreement is Amendment No. 11.
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
If any such default occurs, the lenders under the Credit Agreement and the holders of the Subordinated Notes and Secured Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the Credit Agreement also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, following an event of default under the Credit Agreement or the indentures governing the Secured Notes, the lenders thereunder or the holders thereof, as applicable, will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the Subordinated Notes.
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
As of September 30, 2023, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
On July 25, 2023, the Company amended the Securitization Facility to, among other things, increase the borrowing capacity from $350 million to $450 million and extend the maturity date to July 25, 2024 at an interest rate of three-month Term SOFR plus 1.60%, compared to an interest rate of three-month Term SOFR plus 1.30% that applied prior to the amendment. As of September 30, 2023, the total drawn on the Securitization Facility remains at $350 million. For the fiscal years ended September 30, 2023 and 2022, the applicable interest rate was 6.95% and 3.84%, respectively.
Dividend and Dividend Equivalent Payments
No dividends were declared during fiscal 2023. Pursuant to the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, all of the vested options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company. In August 2022, all members of the Board of Directors at that time executed amendments to their option agreements resulting in the directors no longer receiving dividend equivalent payments in cash, but rather for dividends declared after June 1, 2022, dividends result in a reduction of strike price.
On August 26, 2022, the Company paid a special cash dividend of $18.50 on each outstanding share of common stock, totaling $1,005 million. In fiscal 2023 and 2022, the Company paid approximately $38 million and $86 million in dividend equivalent payments, respectively.

On November 9, 2023, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. The record date and payment date for the special dividend is November 20, 2023 and November 27, 2023, respectively. The total estimated cash payment, to be funded by existing cash on hand, related to the special dividend and dividend equivalent payments in the first quarter of fiscal 2024 is approximately $2,020 million. Refer to Note 18, “Stock-Based Compensation,” in the notes to the consolidated financial statements herein for further information on the Company’s dividend equivalent payments.
Any future declaration of special cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions under the Credit Agreement and indentures governing the Notes, the availability of surplus under Delaware law and other factors deemed relevant by our Board of Directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our Term Loans Facility and indentures and may be limited by future debt or other agreements that we may enter into.
Contractual Obligations and Commitments
The following table summarizes the Company’s cash requirements from all significant contractual obligations as of September 30, 2023 (in millions):

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
	Obligations	1 Year	1-3 Years	3-5 Years	5 Years
Senior Subordinated and Secured Notes (1)	$13,100	$—	$4,400	$5,300	$3,400
Term Loans Facility (2)	6,249	63	126	6,060	—
Scheduled interest payments (3)	5,179	1,234	2,244	1,443	258
Pension funding minimums (4)	117	11	23	23	60
Securitization Facility	350	350	—	—	—
Finance leases	379	16	34	34	295
Operating leases	80	20	31	16	13
Total contractual cash obligations	$25,454	$1,694	$6,858	$12,876	$4,026

(1)Represents principal maturities which excludes interest, debt issuance costs, original issue discount and premiums.
(2)The Tranche H term loans mature in February 2027 and the Tranche I term loans mature in August 2028. The Term Loans Facility requires quarterly aggregate principal payments of $16 million.
(3)Assumes that the variable interest rate on our Tranche H and Tranche I term loans under our Term Loans Facility range from approximately 5.8% to 6.8% based on anticipated movements in Term SOFR, which given the ongoing volatility in rates, are highly uncertain. In addition, interest payments include the impact of the existing interest rate swap, cap and collar agreements described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
(4)Represents future benefit payments expected to be paid from the pension and post-retirement benefit plans or from the Company’s assets.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of September 30, 2023, the Company had $51 million in letters of credit outstanding.

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
Revenue Recognition – The Company recognizes revenue from contracts with customers using the five step model prescribed in ASC 606. Revenue is recognized from the sale of products or services when obligations under the terms of the contract are satisfied and control of promised goods or services have transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. Revenue is measured at the amount of consideration the Company expects to be paid in exchange for goods or services. A substantial portion of the Company's revenue is recorded at a point in time. Sales recognized over time are generally accounted for using an input measure to determine progress completed at the end of the period. Sales for service contracts generally are recognized as the services are provided. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes based on the standalone selling price of each performance obligation. The primary method used to estimate a standalone selling price is the price observed in standalone sales to customers for the same product or service. We consider the contractual consideration payable by the customer and assesses variable consideration that may affect the total transaction price. Variable consideration is included in the estimated transaction price when there is a basis to reasonably estimate the amount, including whether the estimate should be constrained in order to avoid a significant reversal of revenue in a future period. These estimates are based on historical experience, anticipated performance under the terms of the contract and our best judgment at the time.
Inventories – Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process. Because the Company sells products that are installed on airframes that can be in-service for 25 or more years, it must keep a supply of such products on hand while the airframes are in use. Where management estimated that the net realizable value was below cost or determined that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value was made by recording a provision included in cost of sales. Additionally, management believes that the Company’s estimates of excess and obsolete inventory are reasonable and material changes in future estimates or assumptions used to calculate our estimate is unlikely. However, actual results may differ materially from the estimates and additional provisions may be required in the future. A 10% change in our excess and obsolete inventory reserve at September 30, 2023 would not have a material impact on our results. In accordance with industry practice, all inventories are classified as current assets as all inventories are available and necessary to support current sales, even though a portion of the inventories may not be sold within one year.
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

Companies may perform a qualitative assessment as the initial step in the annual goodwill impairment testing process for all or selected reporting units. Companies are also allowed to bypass the qualitative analysis and perform a quantitative analysis if desired. Economic uncertainties and the length of time from the calculation of a baseline fair value are factors that we consider in determining whether to perform a quantitative test.
When we evaluate the potential for goodwill impairment using a qualitative assessment, we consider factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. For the quantitative test, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated estimated fair value is less than the current carrying value, impairment of goodwill of the reporting unit may exist. The key assumptions used in the discounted cash flow valuation model for impairment testing includes discount rates, revenue growth rates and EBITDA margins, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology. The WACC methodology considers market and industry data in determining the appropriate discount rates to be used, inclusive of company-specific risk factors. The Company utilizes a third party valuation firm to assist in the determination of the WACC. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.
Management, considering industry and company-specific historical and projected data, develops growth rates, sales projections and cash flow projections for each reporting unit. Terminal value rate determination follows a common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.
The impairment test for indefinite-lived intangible assets consists of a comparison between the estimated fair values and carrying values. If the carrying amounts of intangible assets that have indefinite useful lives exceed their estimated fair values, an impairment loss will be recognized in an amount equal to the difference. Management utilizes the royalty savings valuation method to determine the estimated fair value for each indefinite-lived intangible asset. In this method, management estimates the royalty savings arising from the ownership of the intangible asset. The key assumptions used in estimating the royalty savings for impairment testing include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates used are similar to the rates developed by the WACC methodology, inclusive of considering any differences in company-specific risk factors between reporting units and the indefinite-lived intangible assets. Royalty rates are established by management with the advice of valuation experts. Management, considering industry and company-specific historical and projected data, develops growth rates and sales projections for each significant intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and low long-term growth rates.
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
The Company had 49 reporting units with goodwill and 46 reporting units with indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2023, the date of the annual impairment test. Based on its initial qualitative assessment over each of the reporting units, the Company identified five reporting units to test for impairment using a quantitative test for both goodwill and indefinite-lived intangible assets. The reporting units selected for quantitative testing either have higher commercial aerospace content and, as a result, had been more adversely impacted by the COVID-19 pandemic, or was a recent acquisition. The estimated fair values of each of these reporting units and other indefinite-lived intangible assets were in excess of their respective carrying values. We believe we incorporate conservative sensitivity ranges on certain company-specific projected data, including earnings before taxes and net sales, which are significant assumptions in the discounted cash flow valuation model to determine estimated fair value, such that actual results would need to be materially out of the range of the expected assumptions in order for an impairment to occur.

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

The following table sets forth a reconciliation of income from continuing operations to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2023	2022
Income from continuing operations	$1,299	$866
Adjustments:
Depreciation and amortization expense	268	253
Interest expense-net	1,164	1,076
Income tax provision	417	261
EBITDA	3,148	2,456
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (1)	18	18
Non-cash stock and deferred compensation expense (2)	157	184
Refinancing costs (3)	56	1
Gain on sale of businesses-net (4)	—	(7)
Other, net (5)	16	(6)
EBITDA As Defined	$3,395	$2,646

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

(5)
Primarily represents foreign currency transaction (gains) or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, deferred compensation payments, non-service related pension costs including the pension settlement (gain) loss for the ERP (further disclosed in Note 13, “Retirement Plans,” in the notes to the consolidated financial statements included herein), and for fiscal 2022, proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2023	2022
Net cash provided by operating activities	$1,375	$948
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions of businesses	415	288
Interest expense-net (1)	1,123	1,076
Income tax provision - current	414	283
Loss contract amortization	34	39
Non-cash stock and deferred compensation expense (2)	(157)	(184)
Refinancing costs (3)	(56)	(1)
Gain on sale of businesses-net (4)	—	7
EBITDA	3,148	2,456
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (5)	18	18
Non-cash stock and deferred compensation expense (2)	157	184
Refinancing costs (3)	56	1
Gain on sale of businesses-net (4)	—	(7)
Other, net (6)	16	(6)
EBITDA As Defined	$3,395	$2,646

(1)	Represents interest expense excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans and deferred compensation plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(4)	Represents the net gain on sale of businesses. Refer to Note 2, “Acquisitions and Divestitures,” in the notes to the consolidated financial statements included herein for further information.

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

(6)
Primarily represents foreign currency transaction (gains) or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, deferred compensation payments, non-service related pension costs including the pension settlement (gain) loss for the ERP (further disclosed in Note 13, “Retirement Plans,” in the notes to the consolidated financial statements included herein), and for fiscal 2022, proceeds received from a final working capital settlement for the ScioTeq and TREALITY divestiture.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At September 30, 2023, we had borrowings under our Term Loans Facility, which consists of two tranches of term loans of approximately $6,249 million, as well as $350 million from the Securitization Facility, that are subject to interest rate risk, particularly movements in Term SOFR. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted Term SOFR for a one-, three- or six-month thereafter (in each case, subject to the availability thereof), interest period chosen by us, in each case, plus an applicable margin percentage. Our Securitization Facility bears interest at a rate of three-month Term SOFR plus 1.60%. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. We do not hold or issue derivative instruments for speculative purposes. As of September 30, 2023, approximately 90% of our gross debt was fixed rate. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Term Loans Facility and Securitization Facility by approximately $44 million based on the amount of outstanding borrowings at September 30, 2023. The weighted average interest rate on the $6,249 million of term loans and the $350 million drawn on the Securitization Facility at September 30, 2023 was 6.3%.
For information about the fair value of the aggregate principal amount of borrowings under our term loans and the fair value of the senior secured and subordinated notes, refer to Note 20, “Fair Value Measurements,” in the notes to the consolidated financial statements included herein.
Foreign Currency Risk
Certain of our foreign subsidiaries’ sales and results of operations are subject to the impact of foreign currency fluctuations, primarily the British pound and the euro. Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net sales, net income and the carrying values of our assets located outside the U.S. Global economic uncertainty continues to exist. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. The foreign currency forward exchange contracts entered into by the Company are described in Note 21, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the fiscal year ended September 30, 2023.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained on pages F-1 through F-45 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023.
During the third quarter of fiscal 2023, the Company completed the acquisition of Calspan. The Company is currently integrating the acquisition into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisition from management's evaluation of internal controls over financial reporting as of September 30, 2023. The acquisition constituted approximately 4% of the Company's total assets (inclusive of acquired intangible assets) as of September 30, 2023 and approximately 2% and 1% of the Company's net sales and income from continuing operations before income taxes, respectively, for the fiscal year ended September 30, 2023.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
TransDigm Group Incorporated
Opinion on Internal Control over Financial Reporting
We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, TransDigm Group Incorporated (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Calspan Corporation (“Calspan”), which is included in the 2023 consolidated financial statements of the Company and constituted 4% of total assets as of September 30, 2023 and 2% and 1% of net sales and income from continuing operations before income taxes, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Calspan.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three fiscal years in the period ended September 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated November 9, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
November 9, 2023

ITEM 9B.    OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated at Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal No. 1 - Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
Kevin Stein	57	President, Chief Executive Officer and Director
Jorge L. Valladares III	49	Co-Chief Operating Officer (through September 30, 2023) and Director
Michael Lisman	41	Co-Chief Operating Officer
Joel Reiss	53	Co-Chief Operating Officer
Sarah Wynne	49	Chief Financial Officer
Jessica L. Warren	41	General Counsel, Chief Compliance Officer and Secretary
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
Mr. Valladares was appointed to Board of Directors in May 2023 and served as Chief Operating Officer from April 2019 until his retirement, effective October 1, 2023. Prior to that, Mr. Valladares served as Chief Operating Officer—Power & Control from June 2018 to March 2019, Executive Vice President from October 2013 to May 2018, as President of AvtechTyee, Inc. (formerly Avtech Corporation), a wholly-owned subsidiary of TransDigm Inc., from August 2009 to September 2013, and as President of AdelWiggins Group, a division of TransDigm Inc., from April 2008 to July 2009.
Mr. Lisman was appointed Co-Chief Operating Officer in May 2023. Prior to that, Mr. Lisman served as Chief Financial Officer from July 2018 to May 2023 and Executive Vice President from January 2022 to May 2023. Mr. Lisman also served as Vice President—Mergers and Acquisitions from January 2018 through June 2018, Business Unit Manager for the Air & Fuel Valves business unit at Aero Fluid Products, a wholly-owned subsidiary of TransDigm Inc., from January 2017 to January 2018 and Director of Mergers and Acquisitions of TransDigm from November 2015 to January 2017.
Mr. Reiss was appointed Co-Chief Operating Officer in May 2023. Prior to that, Mr. Reiss served as Executive Vice President from October 2015 to May 2023. Mr. Reiss also served as President of Hartwell Corporation, a wholly-owned subsidiary of TransDigm Inc., from July 2012 to October 2015; President of Skurka Aerospace, a wholly-owned subsidiary of TransDigm Inc., from July 2010 to July 2012; and Director of Operations of Adams Rite Aerospace, a wholly-owned subsidiary of TransDigm Inc., from July 2000 to July 2010.
Ms. Wynne was appointed Chief Financial Officer in May 2023. Prior to that, Ms. Wynne served as Chief Accounting Officer from November 2018 to May 2023. Ms. Wynne also served as Group Controller from April 2015 to October 2018, as Controller of the Aero Fluid Products division of AeroControlex Group, Inc., a wholly-owned subsidiary of TransDigm Inc., from October 2009 to March 2015, and previously in other accounting roles within the Company.
Ms. Warren was appointed General Counsel, Chief Compliance Officer and Secretary in February 2023. Prior to that, Ms. Warren served as Associate General Counsel of the Company from December 2018 to February 2023. Prior to joining TransDigm as Associate General Counsel, Ms. Warren maintained a private legal practice focusing on providing services to technology-driven businesses, including providing counsel to TransDigm on disputes, environmental matters, intellectual property and a variety of other matters. Ms. Warren also served as General Counsel of Thogus Products Company from October 2014 to July 2016.

Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our president, chief executive officer and director, co-chief operating officers, chief financial officer, treasurer, vice president of finance, director of internal audit, general counsel, operating unit presidents and operating unit vice presidents of finance). Please refer to the information set forth in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1301 East 9th Street, Suite 3000, Cleveland, Ohio 44114. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.
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
Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,920,458	(2)	$430.25	3,866,336	(3)

(1)Includes information related to the 2006 stock incentive plan, the 2014 stock option plan and the 2019 stock option plan.
(2)This amount represents 450,192, 4,246,321 and 223,945 shares subject to outstanding stock options under our 2006 stock incentive plan, 2014 stock option plan and 2019 stock option plan, respectively. No further grants may be made under our 2006 stock incentive plan, although outstanding stock options continue in force in accordance with their terms.
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

PART IV
15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2014 (File No. 001-32833)
3.2	Third Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 30, 2018 (File No. 001-32833)
3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.6	Articles of Organization, filed July 16, 2019, of 703 City Center Boulevard, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.7	First Amended and Restated Operating Agreement of 703 City Center Boulevard, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.8	Certificate of Formation, filed September 10, 2019, of 4455 Genesee Properties, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.9	First Amended and Restated Limited Liability Company Agreement of 4455 Genesee Properties, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.10	Certificate of Formation, filed October 27, 2004, of 4455 Genesee Street, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.11	First Amended and Restated Operating Agreement of 4455 Genesee Street, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.12	Certificate of Formation of 17111 Waterview Pkwy LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.13	Limited Liability Company Agreement of 17111 Waterview Pkwy LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.14	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.15	By-laws of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.16	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.17	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.18	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.19	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.20	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.21	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.22	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.23	By-laws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.24	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.25	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.26	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.27	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.28	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.29	Certificate of Amendment of Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.30	Certificate of Amendment of Certificate of Incorporation, filed December 10, 2013, of HDT Global, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.31	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.32	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.33	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.34	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.35	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.36	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.37	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.38	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.39	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.40	Certificate of Amendment of Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.41	Certificate of Amendment of Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.42	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.43	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.44	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.45	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.46	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.47	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.48	Bylaws, as amended, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.49	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.50	Second Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.51	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q, filed May 9, 2012 (File No. 001-32833)
3.52	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.53	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.54	Certificate of Incorporation, as amended, of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.55	Amended and Restated Bylaws of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.56	Articles of Incorporation, filed November 13, 1995, of Apical Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.57	Bylaws of Apical Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.58	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.59	Certificate of Amendment of Certificate of Incorporation, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.60	Certificate of Amendment of Certificate of Incorporation, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.61	By-laws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.62	Certificate of Incorporation of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.63	Amended and Restated Bylaws of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.64	Certificate of Incorporation, as amended, of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.65	Amended and Restated Bylaws of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.66	Certificate of Incorporation of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.67	Amended and Restated Bylaws of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.68	Certificate of Formation, filed October 27, 2004, of Ashford Properties, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.69	First Amended and Restated Operating Agreement of Ashford Properties, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.70	Certificate of Incorporation, as amended, of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed August 7, 2019 (File No. 333-233103)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.71	Amended and Restated Bylaws of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.72	Amended and Restated Certificate of Incorporation, filed February 7, 2007, of Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.73	By-laws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.74	Certificate of Formation, effective June 28, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.75	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No.333-144366)
3.76	Articles of Incorporation, filed December 29, 1992, of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.77	Bylaws of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.78	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.79	Amendment to Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.80	Amendment to Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.81	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.82	Articles of Amendment to Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.83	Articles of Amendment to Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.84	By-laws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.85	Certificate of Formation, filed May 30, 2013, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.86	Amended and Restated Limited Liability Company Agreement, filed July 7, 2016, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.87	Limited Liability Company Certificate of Formation of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.88	Limited Liability Company Agreement of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.89	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.90	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.91	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.92	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.93	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.94	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.95	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.96	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.97	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.98	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.99	Certificate of Incorporation, filed August 6, 2007, of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.100	By-laws of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.101	Second Amended and Restated Articles of Incorporation, filed October 31, 2014, of Aero Systems Engineering, Inc. (now known as Calspan Aero Systems Engineering, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.102	Amendment to Articles of Incorporation, filed August 4, 2020, of Aero Systems Engineering, Inc. (now known as Calspan Aero Systems Engineering, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.103	Third Amended and Restated Bylaws of Calspan Aero Systems Engineering, Inc. (fka Aero Systems Engineering, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.104	Restated Articles of Organization, filed June 5, 2023, of Calspan Air Facilities, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.105	Second Amended and Restated Operating Agreement of Calspan Air Facilities, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.106	Articles of Organization, filed October 15, 2013, of Calspan Air Services, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.107	First Amended and Restated Operating Agreement of Calspan Air Services, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.108	Certificate of Incorporation, filed April 16, 2021, of Calspan ASE Portugal, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.109	First Amended and Restated Bylaws of Calspan ASE Portugal, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.110	Restated Articles of Organization, filed June 5, 2023, of Calspan Holdings, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.111	Eighth Amended and Restated Operating Agreement of Calspan Holdings, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.112	Operating Agreement of Calspan Systems, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.113	Articles of Organization, filed April 27, 2023, of Calspan Systems, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.114	Certificate of Incorporation, filed July 13, 2020, of Calspan Technology Acquisition Company (now known as Calspan Technology Acquisition Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.115	Certificate of Amendment of the Certificate of Incorporation, filed July 15, 2020, of Calspan Technology Acquisition Company (now known as Calspan Technology Acquisition Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.116	First Amended and Restated Bylaws of Calspan Technology Acquisition Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.117	Operating Agreement of Calspan Genesee, LLC (now known as Calspan, LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.118	Articles of Organization, filed April 25, 2023, of Calspan Genesee, LLC (now known as Calspan, LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.119	Certificate of Amendment of Articles of Organization, filed May 2, 2023, of Calspan, LLC (fka Calspan Genesee, LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.120	Articles of Organization, filed June 29, 2007, of CDA InterCorp LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.121	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.122	Certificate of Formation, filed September 30, 2009, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.123	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.124	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.125	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.126	Certificate of Incorporation, filed October 16, 2020, of Chelton Avionics Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.127	Bylaws of Chelton Avionics Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.128	Certificate of Incorporation, filed March 4, 1997, of Chelton Avionics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.129	Amended and Restated By-laws of Chelton Avionics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.130	Certificate of Incorporation, filed August 28, 2007, of Cobham Defense Products, Inc. (now known as Chelton Defense Products, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.131	Amendment to Certificate of Incorporation, filed December 20, 2021, of Cobham Defense Products, Inc. (now known as Chelton Defense Products, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
3.132	Amended and Restated By-laws of Cobham Defense Products, Inc. (now known as Chelton Defense Products, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.133	Certificate of Formation of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.134	Amended and Restated Limited Liability Company Agreement of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.135	Articles of Organization, filed April 24, 2023, of CTHC LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.136	First Amended and Restated Operating Agreement of CTHC LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.137	Articles of Incorporation, filed April 11, 1997, of Dart Aerospace USA, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.138	Bylaws of Dart Aerospace USA, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.139	Certificate of Incorporation, filed February 28, 2019, of Dart Buyer, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.140	Bylaws of Dart Buyer, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.141	Certificate of Incorporation, filed July 29, 2011, of Dart Helicopter Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.142	Bylaws of Dart Helicopter Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.143	Certificate of Incorporation, filed February 28, 2019, of Dart Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.144	Bylaws of Dart Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.145	Second Amended and Restated Certificate of Incorporation, filed May 25, 2022, of Dart TopCo, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.146	Bylaws of Dart TopCo, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.147	Certificate of Incorporation, filed October 23, 1970, of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.148	Certificate of Amendment of Certificate of Incorporation, filed April 23, 1999, of ILC Data Device Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.149	Certificate of Amendment of Certificate of Incorporation, filed July 14, 2014, of Data Device Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.150	By-laws of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.151	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.152	By-laws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.153	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.154	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.155	Fourth Amended and Restated Limited Liability Company Agreement of Electromech Technologies LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.156	Certificate of Formation of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.157	Amended and Restated Limited Liability Company Agreement of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.158	Certificate of Incorporation, filed November 13, 2007, of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.159	Amended and Restated Bylaws of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed April 2, 2019 (File No. 333-228336)
3.160	Fifth Amended and Restated Certificate of Incorporation of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.161	Second Amended and Restated By-laws of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.162	Certificate of Formation of Esterline Technologies SGIP, LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.163	Limited Liability Company Agreement of Esterline Technologies SGIP, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.164	Restated Articles of Organization, filed June 5, 2023, of Genesee Holdings II, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.165	Second Amended and Restated Operating Agreement of Genesee Holdings II, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.166	Articles of Organization, filed October 8, 2020, of Genesee Holdings III, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.167	First Amended and Restated Operating Agreement of Genesee Holdings III, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.168	Restated Articles of Organization, filed June 5, 2023, of Genesee Holdings, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.169	Second Amended and Restated Operating Agreement of Genesee Holdings, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.170	Articles of Organization, as amended, of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.171	First Amended and Restated Limited Liability Company Agreement of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.172	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.173	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.174	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.175	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.176	By-laws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.177	Amended and Restated Articles of Incorporation, filed February 8, 2010, of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.178	Amendment No. 1, filed July 12, 2010, to the Amended and Restated Articles of Incorporation of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.179	Amendment No. 2, filed January 25, 2013, to the Amended and Restated Articles of Incorporation of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.180	Amended and Restated By-laws of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.181	Certificate of Incorporation of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.182	Amended and Restated Bylaws of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.183	Amended and Restated Certificate of Incorporation of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.184	By-laws, as amended, of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.185	Restated Articles of Incorporation of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.186	Amended and Restated Bylaws of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.187	Certificate of Formation, filed January 26, 2007, of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.188	Amended and Restated Limited Liability Company Agreement of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.189	Certificate of Incorporation, as amended, of KH Acquisition I Co. (now known as Kirkhill Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.190	Amended and Restated By-laws of Kirkhill Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.191	Certificate of Incorporation of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.192	Amended and Restated Bylaws of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.193	Certificate of Incorporation, as amended, of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.194	Amended and Restated Bylaws of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.195	Certificate of Incorporation, as amended, of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.196	Amended and Restated Bylaws of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.197	Certificate of Formation, filed February 22, 2021, of Leach Mexico Holding LLC	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.198	Limited Liability Company Agreement of Leach Mexico Holding LLC	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.199	Certificate of Incorporation of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.200	Amended and Restated Bylaws of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.201	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.202	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.203	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.204	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technologies Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 28, 2006 (File No. 001-32833)
3.205	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.206	Certificate of Incorporation, as amended, of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.207	Amended and Restated Bylaws of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.208	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.209	By-laws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.210	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.211	By-laws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.212	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.213	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.214	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.215	Certificate of Incorporation, as amended, of NAT Seattle Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.216	Amended and Restated By-laws of NAT Seattle Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.217	Amended and Restated Articles of Incorporation, as amended, of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.218	Amended and Restated Bylaws of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.219	Certificate of Formation, filed March 27, 2015, of Telair International LLC (now known as Nordisk Aviation Products LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.220	Amendment to Certificate of Formation, filed February 4, 2021, of Telair International LLC (now known as Nordisk Aviation Products LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
3.221	Limited Liability Company Agreement of Telair International LLC (now known as Nordisk Aviation Products LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.222	Restated Certificate of Incorporation, filed June 27, 2014, of North Hills Signal Processing Corp.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.223	By-laws of Porta Systems Corp. (now known as North Hills Signal Processing Corp.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.224	Certificate of Formation, filed September 30, 2021, of North Hills Signal Processing Overseas LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
3.225	Limited Liability Company Agreement of North Hills Signal Processing Overseas LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
3.226	Certificate of Incorporation, as amended, of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.227	Amended and Restated By-laws of Norwich Aero Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.228	Amended and Restated Articles of Incorporation, filed June 28, 2022, of Offshore Helicopter Support Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.229	Bylaws of Offshore Helicopter Support Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.230	Certificate of Incorporation, as amended, of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.231	Amended and Restated Bylaws of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.232	Articles of Incorporation of Paravion Technology, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.233	By-laws of Paravion Technology, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.234	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.235	Certificate of Amendment of Certificate of Incorporation, filed May 14, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.236	By-laws of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.237	Articles of Incorporation, filed October 3, 1956, of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.238	Certificate of Amendment of Articles of Incorporation, filed December 9, 1970, of Articles of Incorporation of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.239	Restated By-laws of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.240	Certificate of Incorporation, filed October 24, 1977, of Transformer Technology Corporation (now known as Power Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.241	Certificate of Amendment of Certificate of Incorporation, filed December 1, 1977, of Transformer Technology Corporation (now known as Power Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.242	Certificate of Amendment of Certificate of Incorporation, filed June 20, 2022, of Beta Transformer Technology Corporation (now known as Power Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
3.243	By-laws of Transformer Technology Corporation (now known as Power Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.244	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.245	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.246	Certificate of Incorporation, as amended, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.247	Certificate of Amendment of Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.248	Amended and Restated By-laws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.249	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.250	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.251	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 14, 2014 (File No. 001-32833)
3.252	By-laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.253	Articles of Incorporation, filed July 28, 1965, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.254	Articles of Amendment, filed November 9, 1973, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.255	Articles of Amendment, filed December 2, 1988, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.256	Articles of Amendment, filed August 21, 2000, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.257	Articles of Amendment, filed March 12, 2001, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.258	Articles of Amendment, filed October 29, 2007, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.259	Amended and Restated By-laws of Simplex Manufacturing Co., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.260	Articles of Incorporation, filed January 2, 1992, of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.261	Amended and Restated By-laws of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.262	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed October 11, 2006 (File No. 333-137937)
3.263	By-laws, as amended, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.264	Articles of Organization, as amended, of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.265	Amended and Restated Limited Liability Company Agreement of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.266	Restated Articles of Incorporation of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.267	Amended and Restated Bylaws of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.268	Certificate of Incorporation, filed August 22, 1986, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.269	Certificate of Amendment, filed June 8, 1998, of Certificate of Incorporation of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.270	By-Laws, as amended, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.271	Certificate of Incorporation, filed August 26, 2019, of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.272	By-laws of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.273	Certificate of Incorporation, filed January 15, 2004, of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.274	Bylaws of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.275	Certificate of Formation, filed February 23, 2015, of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.276	Limited Liability Company Agreement of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.277	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.278	By-laws, as amended, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.279	Certificate of Incorporation of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.280	Articles of Association of TransDigm UK Holdings plc	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.281	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.282	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.283	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.284	Limited Liability Company Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.285	Restated Certificate of Incorporation of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.286	By-laws, as amended, of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
4.2	Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.3	Indenture, dated as of February 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.4	Third Supplemental Indenture, dated as of April 17, 2020, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 17, 2020 (File No. 001-32833)
4.5	Indenture, dated as of November 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.6	Indenture, dated as of January 20, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.7	Indenture, dated as of April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.8	Indenture, dated as of February 24, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.75% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
4.9	First Supplemental Indenture, dated as of March 9, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.75% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed March 9, 2023 (File No. 001-32833)
4.10	Indenture, dated as of August 18, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.875% Senior Secured Notes due 2030	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed August 18, 2023 (File No. 001-32833)
4.11	Form of Supplemental Indenture to Add New Guarantors	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
4.12	Form of TransDigm Inc.’s 7.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.13	Form of TransDigm Inc.’s 6.25% Senior Secured Notes due 2026	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2019 (File No. 001-32833)
4.14	Form of TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.15	Form of TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.16	Form of TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.17	Form of TransDigm Inc.’s 6.75% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
4.18	Form of TransDigm Inc.’s 6.875% Senior Secured Notes due 2030	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed August 18, 2023 (File No. 001-32833)
4.19	Description of Securities	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.1	Fifth Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.2	Option Agreement dated August 6, 2021 between the Company and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 10, 2021 (File No. 001-32833)
10.3	Second Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.4	Employment Agreement, dated July 27, 2018, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed July 30, 2018 (File No. 001-32833)
10.5	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.6	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Michael Lisman*	Filed Herewith
10.7	Employment Agreement, dated October 28, 2013, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 29, 2013 (File No. 001-32833)
10.8	Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 27, 2015 (File No. 001-32833)
10.9	Second Amendment to Employment Agreement, dated July 30, 2018, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 3, 2018 (File No. 001-32833)
10.10	Amendment to Employment Agreement, dated November 16, 2021, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.11	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Joel Reiss*	Filed Herewith
10.12	Employment Agreement, dated November 10, 2018, between TransDigm Group Incorporated and Sarah Wynne*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.13	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Sarah Wynne*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.14	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Sarah Wynne*	Filed Herewith
10.15	Employment Agreement, dated November 5, 2018, between TransDigm Group Incorporated and Halle Martin (fka Halle Terrion)*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.16	Amendment to Employment Agreement, dated November 15, 2021, between TransDigm Group Incorporated and Halle Martin*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.17	Separation and Consulting Agreement, dated February 3, 2023, between TransDigm Group Incorporated and Halle Martin*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2023 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.18	Employment Agreement, dated February 6, 2023, between TransDigm Group Incorporated and Jessica Warren*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2023 (File No. 001-32833)
10.19	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1, filed March 13, 2006 (File No. 333-130483)
10.20	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)
10.21	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A, filed June 6, 2008 (File No. 001-32833)
10.22	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2019 (File No. 001-32833)
10.23	TransDigm Group Incorporated 2019 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 4, 2019 (File No. 001-32833)
10.24	TransDigm Group Incorporated 2019 Stock Option Plan Dividend Equivalent Plan*	Filed Herewith
10.25	TransDigm Group Incorporated 2016 Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 10, 2016 (File No. 001-32833)
10.26	Form of Stock Option Agreement for options awarded in fiscal 2019*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
10.27	Form of Stock Option Agreement for options awarded in fiscal 2020*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.28	Form of Stock Option Agreement for options awarded in fiscal 2021*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)
10.29	Form of Stock Option Agreement for options awarded in fiscal 2022*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.30	Form of Stock Option Agreement for options awarded in fiscal 2023*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.31	Form of Stock Option Grant Notice and Agreement for executive officers under the TransDigm Group Incorporated 2019 Stock Option Plan (or TransDigm Group Incorporated 2014 Stock Option Plan) for options awarded in fiscal 2024*	Filed Herewith
10.32	Form of Stock Option Grant Notice and Agreement for directors under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2024*	Filed Herewith
10.33	Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.34	Amendment to Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.35	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.36	Amendment to Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.37	Form of Amendment to Director Options to Effect Changes in Dividend Equivalent Payment Method*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.38	Amendment and Restatement Agreement, and Second Amendment and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
10.39	Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)
10.40	Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.41	Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.42	Incremental Term Loan Assumption Agreement dated October 14, 2016 among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 14, 2016 (File No. 001-32833)
10.43	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 8, 2017 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.44	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 24, 2017 (File No. 001-32833)
10.45	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 6, 2017 (File No. 001-32833)
10.46	Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 22, 2018 (File No. 001-32833)
10.47	Amendment No. 5, Incremental Assumption Agreement and Refinancing Facility Agreement, dated as of May 30, 2018, relating to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 31, 2018 (File No. 001-32833)
10.48	Amendment No. 6 and Incremental Revolving Credit Assumption Agreement, dated as of March 14, 2019, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 14, 2019 (File No. 001-32833)
10.49	Amendment No. 7 and Refinancing Facility Agreement, dated as of February 6, 2020, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 6, 2020 (File No. 001-32833)
10.50	Amendment No. 8 and Loan Modification Agreement, dated as of May 24, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 25, 2021 (File No. 001-32833)
10.51	Amendment No. 9 and Incremental Revolving Credit Assumption Agreement, dated as of December 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed December 30, 2021 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.52	Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement, dated December 14, 2022, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (as successor to Credit Suisse AG) for the lenders	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed December 14, 2022 (File No. 001-32833)
10.53	Amendment No. 11, Loan Modification Agreement and Refinancing Facility Agreement, dated February 24, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
10.54	Amendment No. 12 to the Second Amended and Restated Credit Agreement, dated June 16, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
10.55	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 6, 2013 (File No. 001-32833)
10.56	Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
10.57	First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.58	Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.59	Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic’s Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.60	Fourth Amendment to the Receivables Purchase Agreement dated as of August 4, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group**
Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 7, 2015 (File No. 001-32833)
10.61	Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2017 (File No. 001-32833)
10.62	Tenth Amendment to the Receivables Purchase Agreement dated as of July 31, 2018, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
10.63	Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2019, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.64	Twelfth Amendment to the Receivables Purchase Agreement dated as of July 22, 2020, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)
10.65	Thirteenth Amendment to the Receivables Purchase Agreement dated as of July 26, 2021, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.66	Fourteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2022, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.67	Fifteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2023, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
21.1	Subsidiaries of TransDigm Group Incorporated	Filed Herewith
22.1	Listing of Subsidiary Guarantors	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
97	TransDigm Group Incorporated Compensation Clawback Policy, dated October 2, 2023*	Filed Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2023.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Sarah Wynne
Name:	Sarah Wynne
Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2023
Kevin Stein
/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	November 9, 2023
Sarah Wynne
/s/ W. Nicholas Howley	Chairman	November 9, 2023
W. Nicholas Howley
/s/ David Barr	Director	November 9, 2023
David Barr
/s/ Jane Cronin	Director	November 9, 2023
Jane Cronin
/s/ Michael Graff	Director	November 9, 2023
Michael Graff
/s/ Sean Hennessy	Director	November 9, 2023
Sean Hennessy
/s/ Gary E. McCullough	Director	November 9, 2023
Gary E. McCullough
/s/ Michele Santana	Director	November 9, 2023
Michele Santana
/s/ Robert Small	Director	November 9, 2023
Robert Small
/s/ Jorge L. Valladares III	Director	November 9, 2023
Jorge L. Valladares III

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2023
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
TransDigm Group Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three fiscal years in the period ended September 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 9, 2023 expressed an unqualified opinion thereon.
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
As disclosed in Note 10, the Company had goodwill and indefinite-lived intangible assets (trademarks and trade names) of $8.9 billion and $1.0 billion, respectively, at September 30, 2023. As discussed in Note 3 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment annually as of the first day of the fourth fiscal quarter, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company’s indefinite-lived intangible assets consist of acquired trademarks and trade names. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value. If the Company determines the qualitative assessment is not sufficient to conclude on whether it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The Company performed a quantitative assessment on the goodwill and indefinite-lived intangible assets at five of its reporting units. As part of the quantitative assessment, the Company determines the fair value of the reporting units and indefinite-lived intangible assets using a discounted cash flow valuation model.
Auditing management’s quantitative impairment assessment was complex and judgmental for certain of the five reporting units and their indefinite-lived intangible assets due to the significant estimation required to determine fair value. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, revenue growth rates and EBITDA margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment process, including controls over management’s review of the valuation model and the significant assumptions underlying the fair value determination, as described above.

To test the fair values of the Company’s reporting units and indefinite-lived intangible assets, our audit procedures included, among others, assessing the use of the discounted cash flow valuation model and testing the significant assumptions discussed above and underlying data used by the Company in its analyses for certain of the five reporting units and their indefinite-lived intangible assets evaluated using the quantitative assessment. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of certain assumptions selected by management in the determination of the fair values of certain of the five reporting units and their indefinite-lived intangible assets. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in fair values that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.

Cleveland, Ohio
November 9, 2023

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2023 AND 2022
(Amounts in millions, except share amounts)

	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,472	$3,001
Trade accounts receivable—Net	1,230	967
Inventories—Net	1,616	1,332
Prepaid expenses and other	420	349
Total current assets	6,738	5,649
PROPERTY, PLANT AND EQUIPMENT—NET	1,255	807
GOODWILL	8,988	8,641
OTHER INTANGIBLE ASSETS—NET	2,747	2,750
OTHER NON-CURRENT ASSETS	242	260
TOTAL ASSETS	$19,970	$18,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$71	$76
Short-term borrowings—trade receivable securitization facility	349	350
Accounts payable	305	279
Accrued and other current liabilities	854	721
Total current liabilities	1,579	1,426
LONG-TERM DEBT	19,330	19,369
DEFERRED INCOME TAXES	627	596
OTHER NON-CURRENT LIABILITIES	412	482
Total liabilities	21,948	21,873
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 60,995,513 and 60,049,685 at September 30, 2023 and September 30, 2022, respectively	1	1
Additional paid-in capital	2,440	2,113
Accumulated deficit	(2,621)	(3,914)
Accumulated other comprehensive loss	(98)	(267)
Treasury stock, at cost; 5,688,639 shares at September 30, 2023 and September 30, 2022, respectively	(1,706)	(1,706)
Total TD Group stockholders’ deficit	(1,984)	(3,773)
NONCONTROLLING INTERESTS	6	7
Total stockholders’ deficit	(1,978)	(3,766)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,970	$18,107
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Fiscal Years Ended September 30,
	2023	2022	2021
NET SALES	$6,585	$5,429	$4,798
COST OF SALES	2,743	2,330	2,285
GROSS PROFIT	3,842	3,099	2,513
SELLING AND ADMINISTRATIVE EXPENSES	780	748	685
AMORTIZATION OF INTANGIBLE ASSETS	139	136	137
INCOME FROM OPERATIONS	2,923	2,215	1,691
INTEREST EXPENSE—NET	1,164	1,076	1,059
REFINANCING COSTS	56	1	37
OTHER (INCOME) EXPENSE	(13)	18	(51)
GAIN ON SALE OF BUSINESSES—NET	—	(7)	(69)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,716	1,127	715
INCOME TAX PROVISION	417	261	34
INCOME FROM CONTINUING OPERATIONS	1,299	866	681
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	1	—
NET INCOME	1,299	867	681
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	(1)	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$1,298	$866	$680
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$1,260	$780	$607
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$22.03	$13.38	$10.41
Earnings per share from discontinued operations—basic and diluted	—	0.02	—
Earnings per share	$22.03	$13.40	$10.41
Cash dividends paid per common share	$—	$18.50	$—
Weighted-average shares outstanding:
Basic and diluted	57.2	58.2	58.4
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Fiscal Years Ended September 30,
	2023	2022	2021
Net income	$1,299	$867	$681
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)
Net income attributable to TD Group	$1,298	$866	$680
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	137	(379)	90
Unrealized gains on derivatives	20	352	73
Pension and post-retirement benefit plans adjustment	12	8	(10)
Other comprehensive income (loss), net of tax, attributable to TD Group	169	(19)	153
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$1,467	$847	$833
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2020	58,612,028	$1	$1,581	$(4,359)	$(401)	(4,198,226)	$(794)	$4	$(3,968)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	2	2
Accrued unvested dividend equivalents and other	—	—	—	(26)	—	—	—	—	(26)
Compensation expense recognized for employee stock options	—	—	121	—	—	—	—	—	121
Exercise of employee stock options	791,072	—	128	—	—	—	—	—	128
Net income attributable to TD Group	—	—	—	680	—	—	—	—	680
Foreign currency translation adjustment, net of tax	—	—	—	—	90	—	—	—	90
Unrealized gain on derivatives, net of tax	—	—	—	—	73	—	—	—	73
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	(10)	—	—	—	(10)
BALANCE—September 30, 2021	59,403,100	$1	$1,830	$(3,705)	$(248)	(4,198,226)	$(794)	$6	$(2,910)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Special dividends and vested dividend equivalents declared	—	—	—	(1,045)	—	—	—	—	(1,045)
Accrued unvested dividend equivalents and other	—	—	—	(30)	—	—	—	—	(30)
Compensation expense recognized for employee stock options	—	—	151	—	—	—	—	—	151
Exercise of employee stock options	646,585	—	132	—	—	—	—	—	132
Stock repurchases under repurchase program	—	—	—	—	—	(1,490,413)	(912)	—	(912)
Net income attributable to TD Group	—	—	—	866	—	—	—	—	866
Foreign currency translation adjustment, net of tax	—	—	—	—	(379)	—	—	—	(379)
Unrealized gain on derivatives, net of tax	—	—	—	—	352	—	—	—	352
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	8	—	—	—	8
BALANCE—September 30, 2022	60,049,685	$1	$2,113	$(3,914)	$(267)	(5,688,639)	$(1,706)	$7	$(3,766)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(1)	(1)
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	112	—	—	—	—	—	112
Exercise of employee stock options	945,828	—	215	—	—	—	—	—	215
Net income attributable to TD Group	—	—	—	1,298	—	—	—	—	1,298
Foreign currency translation adjustment, net of tax	—	—	—	—	137	—	—	—	137
Unrealized gain on derivatives, net of tax	—	—	—	—	20	—	—	—	20
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	12	—	—	—	12
BALANCE—September 30, 2023	60,995,513	$1	$2,440	$(2,621)	$(98)	(5,688,639)	$(1,706)	$6	$(1,978)
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Fiscal Years Ended September 30,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$1,299	$867	$681
Income from discontinued operations, net of tax	—	(1)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129	116	115
Amortization of intangible assets and product certification costs	139	137	138
Amortization of debt issuance costs, original issue discount and premium	41	34	34
Amortization of inventory step-up	2	3	6
Amortization of loss contract reserves	(34)	(39)	(55)
Refinancing costs	56	1	37
Gain on sale of businesses, net	—	(7)	(69)
Non-cash stock and deferred compensation expense	157	184	129
Deferred income taxes	3	(22)	34
Foreign currency exchange losses (gains)	14	(40)	11
Gain on insurance proceeds from fire	—	—	(24)
(Gain) Loss on settlement of the Esterline Retirement Plan (the “ERP”)	(9)	22	—
Cash refund (contribution) for the ERP settlement, net	9	(16)	—
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(212)	(190)	(78)
Inventories	(261)	(134)	79
Income taxes payable (receivable)	168	58	(63)
Other assets	(44)	(56)	(33)
Accounts payable	12	58	3
Accrued interest	(45)	(21)	14
Accrued and other liabilities	(49)	(6)	(46)
Net cash provided by operating activities	1,375	948	913
INVESTING ACTIVITIES:
Capital expenditures	(139)	(119)	(105)
Acquisition of businesses, net of cash acquired	(762)	(437)	(963)
Net proceeds from sale of businesses	1	3	259
Insurance proceeds for fixed assets damaged from fire	—	—	24
Net cash used in investing activities	(900)	(553)	(785)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	215	132	128
Dividends and dividend equivalent payments	(38)	(1,091)	(73)
Repurchases of common stock	—	(912)	—
Proceeds from issuance of senior secured notes, net	3,504	—	—
Repayments of senior secured notes, net	(1,122)	—	—
Proceeds from issuance of senior subordinated notes, net	—	—	1,932
Repayments of senior subordinated notes, net	(1,459)	—	(1,982)
Proceeds from revolving credit facility	—	—	200
Repayment on revolving credit facility	—	(200)	(200)
Proceeds from term loans, net	6,238	—	—
Repayment on term loans	(7,334)	(75)	(75)
Financing costs and other, net	(20)	(2)	—
Net cash used in financing activities	(16)	(2,148)	(70)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	12	(33)	12
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	471	(1,786)	70
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,001	4,787	4,717
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,472	$3,001	$4,787
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$1,160	$1,057	$1,008
Cash paid during the period for income taxes, net of refunds	$260	$220	$83
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED SEPTEMBER 30, 2023, 2022 AND 2021
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
TransDigm's major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, cargo loading, handling and delivery systems and specialized flight, wind tunnel and jet engine testing services and equipment.
2.    ACQUISITIONS AND DIVESTITURES
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
As of September 30, 2023, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the Calspan acquisition are subject to adjustment until the end of the respective measurement period.
The Company is in the process of finalizing a third-party valuation of property, plant and equipment and certain intangible assets of Calspan. The allocation of the purchase price is preliminary and will likely change in future periods, perhaps materially, as fair value estimates of the assets acquired and liabilities assumed are finalized, including those related to deferred taxes and income taxes. We utilized both the cost and market approaches to value property, plant and equipment, which consider external transactions and other comparable transactions, estimated replacement and reproduction costs, and estimated useful lives and consideration for physical, functional and economic obsolescence. The fair values of acquired intangibles are determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could differ from future economic and market conditions.
Pro forma net sales and results of operations for the Calspan acquisition had it occurred at the beginning of the fiscal years ended September 30, 2023 or September 30, 2022 are not material and, accordingly, are not provided.

The allocation of the estimated fair value of assets acquired and liabilities assumed in the Calspan acquisition as of the May 8, 2023 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, are summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$39	$—	$39
Inventories	2	—	2
Prepaid expenses and other	40	—	40
Property, plant and equipment	105	278	383
Goodwill	367	(123)	244	(1)
Other intangible assets	243	(151)	92	(1)
Other non-current assets	7	—	7
Total assets acquired (excluding cash)	803	4	807
Liabilities assumed:
Accounts payable	10	(1)	9
Accrued and other current liabilities	50	—	50
Deferred income taxes	8	5	13
Other non-current liabilities	6	—	6
Total liabilities assumed	74	4	78
Net assets acquired	$729	$—	$729

(1)Of the approximately $244 million of goodwill recognized for the acquisition, the Company expects that approximately $218 million will be deductible for tax purposes. Of the approximately $92 million of other intangible assets recognized for the acquisition, the Company expects that approximately $86 million will be deductible for tax purposes. The goodwill and intangible assets are expected to be deductible over 15 years.
(2)Measurement period adjustments primarily related to the adjustments in the fair values of the acquired property, plant and equipment and other intangible assets from the third-party valuation. A substantial portion of the measurement period adjustments to property, plant and equipment relates to the fair value of the transonic wind tunnel. The offset to the measurement period adjustments was to goodwill.
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
Pro forma net sales and results of operations for the DART acquisition had it occurred at the beginning of the fiscal year ended September 30, 2022 are not material and, accordingly, are not provided.

The final allocation of the fair value of assets acquired and liabilities assumed in the DART acquisition as of the May 25, 2022 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, are summarized in the table below (in millions):

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
Extant Aerospace Acquisitions – For the fiscal year ended September 30, 2023, the Company's Extant Aerospace subsidiary, which is included within TransDigm’s Power & Control segment, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $24 million. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $12 million of goodwill and $6 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years.
For the fiscal year ended September 30, 2022, the Company's Extant Aerospace subsidiary, which is included in TransDigm’s Power & Control segment, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $88 million, of which $10 million was paid using existing cash on hand in the first quarter of fiscal 2023. All of the approximately $61 million of goodwill and $37 million of other intangible assets recognized for the acquisitions is deductible for tax purposes over 15 years.
Acquisitions completed by the Company’s Extant Aerospace subsidiary in fiscal 2021 were not material.
Pro forma net sales and results of operations for the Extant product line acquisitions, had they occurred at the beginning of the fiscal years ended September 30, 2023, September 30, 2022 or September 30, 2021 are not material and, accordingly, are not provided.

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
Pro forma net sales and results of operations for the CAC acquisition had it occurred at the beginning of the fiscal year ended September 30, 2021 were not material and, accordingly, are not provided.
The final allocation of the fair value of assets acquired and liabilities assumed in the CAC acquisition as of the acquisition dates is summarized in the table below (in millions):

	Final
	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$32
Inventories	29
Prepaid expenses and other	7
Property, plant and equipment	21
Goodwill	697	(1)
Other intangible assets	324	(1)
Other non-current assets	31
Total assets acquired (excluding cash)	1,141
Liabilities assumed:
Accounts payable	18
Accrued and other current liabilities	44
Deferred income taxes	31
Other non-current liabilities	103
Total liabilities assumed	196
Net assets acquired	$945

(1)Of the approximately $697 million of goodwill recognized for the acquisition, approximately $65 million is deductible for tax purposes. Of the approximately $324 million of other intangible assets recognized for the acquisition, approximately $105 million is deductible for tax purposes. The goodwill and other intangible assets are deductible over 15 years.
The Calspan, DART, Extant Aerospace product line and CAC acquisitions completed by the Company strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase prices paid reflect the current EBITDA and cash flows, as well as the future EBITDA and cash flows expected to be generated by the businesses, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.
Subsequent Event – On November 9, 2023, the Company announced that it entered into a definitive agreement to acquire the Electron Device Business of Communications & Power Industries (“CPI”), a portfolio company of TJC, L.P., for approximately $1,385 million in cash. CPI’s Electron Device Business is a leading global manufacturer of electronic components and subsystems primarily serving the aerospace and defense market. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The acquisition is expected to close by the end of TransDigm's third quarter of fiscal 2024, subject to regulatory approvals in the United States and United Kingdom and customary closing conditions. The acquisition is expected to be financed through a combination of existing cash on hand and new long-term debt.

Divestitures
ScioTeq and TREALITY Simulation Visual Systems – On June 30, 2021, TransDigm completed the divestiture of the ScioTeq and TREALITY Simulation Visual Systems businesses (“ScioTeq and TREALITY”) for approximately $200 million in cash. ScioTeq and TREALITY were acquired by TransDigm as part of its acquisition of Esterline Technologies Corporation (“Esterline”) in March 2019 and were included in TransDigm’s Airframe segment.
Technical Airborne Components – On April 27, 2021, TransDigm completed the divestiture of the Technical Airborne Components business (“TAC”) for approximately $40 million in cash. TAC was included in TransDigm’s Airframe segment.
The net gain on sale recognized in fiscal 2021 as a result of the ScioTeq and TREALITY and TAC divestitures was approximately $68 million, which was classified as a component of gain on sale of businesses-net within the consolidated statements of income. During fiscal 2022, the Company received approximately $3 million in cash proceeds related to a final working capital settlement for the ScioTeq and TREALITY divestiture. These proceeds are classified as a component of gain on sale of businesses-net in the consolidated statements of income.
Racal Acoustics – On January 29, 2021, TransDigm completed the divestiture of the Racal Acoustics business (“Racal”) for approximately $20 million in cash. Racal was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Non-aviation segment. The gain on sale recognized in fiscal 2021 as a result of the divestiture is not material and was classified as a component of gain on sale of businesses-net in the consolidated statements of income.
Avista, Inc. – On November 17, 2020, TransDigm completed the divestiture of the Avista, Inc. business (“Avista”) for approximately $8 million in cash. Avista was acquired by TransDigm as part of its acquisition of Esterline in March 2019 and was included in TransDigm's Airframe segment. The gain on sale recognized in fiscal 2021 as a result of the divestiture was not material and is classified as a component of gain on sale of businesses-net in the consolidated statements of income.
3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation – The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP and include the accounts of TD Group and subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications to the consolidated financial statements and notes have been made to the prior year amounts to conform to the current year presentation, none of which are material.
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
Revenue Recognition – The Company recognizes revenue from contracts with customers using the five step model prescribed in ASC 606. A substantial portion of the Company's revenue is recorded at a point in time basis. Revenue is recognized from the sale of products or services when obligations under the terms of the contract are satisfied and control of promised goods or services have transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. Revenue is measured at the amount of consideration the Company expects to be paid in exchange for goods or services. Refer to Note 5, “Revenue Recognition,” for further details.
Shipping and Handling Costs – Shipping and handling costs are included in cost of sales in the consolidated statements of income.
Research and Development Costs – The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the fiscal years ended September 30, 2023, 2022 and 2021 was approximately $105 million, $95 million, and $106 million, respectively.
Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

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
Property, Plant and Equipment – Property, plant and equipment are stated at cost and include improvements which significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation is computed using the straight-line method over the following general estimated useful lives: land improvements from 10 to 20 years, buildings and improvements from 5 to 30 years, machinery and equipment from 2 to 10 years and furniture and fixtures from 3 to 10 years. Certain exceptions do apply in which an asset will have an estimated useful life outside of the range listed above dependent on, among other things, the nature and condition of the asset. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur. Routine maintenance, repairs and replacements are expensed as incurred. Amortization expense of assets accounted for as finance leases is included within depreciation expense.
Property, plant and equipment is assessed for potential impairment whenever indicators of impairment are present by determining whether the carrying value of the property can be recovered through projected, undiscounted cash flows from future operations over the property’s remaining estimated useful life. Any impairment recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. No material impairments of long-lived assets were recorded in fiscal 2023, 2022 or 2021. Refer to Note 9, “Property, Plant and Equipment,” for further details.
Debt Issuance Costs, Premiums and Discounts – The cost of obtaining financing as well as premiums and discounts are amortized using the effective interest method over the terms of the respective obligations as a component of interest expense within the consolidated statements of income. Debt issuance costs are presented in the consolidated balance sheets as a direct reduction from the carrying amount of the related debt obligations. Refer to Note 12, “Debt,” for further details.
Financial Instruments – Interest rate swap, cap and collar agreements are used to manage interest rate risk associated with floating rate borrowings under our Credit Agreement. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. The agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating rate debt to a fixed rate basis from the effective date through the maturity date of the respective interest rate swap, cap and collar agreements, thereby reducing the impact of interest rate movements on future interest expense. These derivative instruments qualify as effective cash flow hedges under U.S. GAAP.
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

For the interest rate swap, cap and collar agreements and the foreign currency forward contracts designated as cash flow hedges, the effective portion of the gain or loss from the financial instruments is reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap, cap and collar agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense-net in the consolidated statements of income. As the foreign currency forward exchange contracts are used to manage foreign currency exposure primarily arising from sales to third parties, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in net sales in the consolidated statements of income. The cash flows from settled contracts are recognized in net cash provided by operating activities in the consolidated statements of cash flows. Refer to Note 21, “Derivatives and Hedging Activities,” for further details.
Business Combinations – In accordance with ASC 805, “Business Combinations,” the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed were recognized as goodwill. The valuations of the acquired assets and liabilities assumed will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates and EBITDA margins, discount rates, customer attrition rates, royalty rates, asset lives and market multiples, among other items. These assumptions were forward looking and could be affected by future economic and market conditions. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so.
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
Goodwill and Other Intangible Assets – The Company performs an annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below carrying value.
We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for all or selected reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative test. We may also elect to perform a quantitative test instead of a qualitative assessment for any or all of our reporting units. In this application, the definition of “more-likely-than-not” is interpreted as a likelihood of more than 50%. For the quantitative test, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated estimated fair value is less than the current carrying value, impairment of goodwill of the reporting unit may exist. The key assumptions used in the discounted cash flow valuation model for impairment testing includes discount rates, revenue growth rates and EBITDA margins, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology.
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

The Company had 49 reporting units with goodwill and 46 reporting units with indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2023, the date of the annual impairment test. Based on its initial qualitative assessment over each of the reporting units, the Company identified five reporting units to test for impairment using a quantitative test for both goodwill and indefinite-lived intangible assets. The five reporting units selected for quantitative testing have higher commercial aerospace content and, as a result, have been more adversely impacted by the COVID-19 pandemic or was a recent acquisition. The estimated fair values of each of these reporting units and other indefinite-lived intangible assets were in excess of their respective carrying values. We believe we incorporate conservative sensitivity ranges on certain company-specific projected data, including earnings before taxes and net sales, which are significant assumptions in the discounted cash flow valuation model to determine estimated fair value, such that actual results would need to be materially out of the range of the expected assumptions in order for an impairment to occur. As a result of the impairment testing performed as of the first day of the fourth quarter, no indefinite-lived intangible assets or goodwill was determined to be impaired. As economic and market conditions have not changed significantly since the first day of the fourth quarter, this conclusion remains appropriate as of September 30, 2023.
The Company assesses the recoverability of its amortizable intangible assets only when indicators of impairment are present by determining whether the carrying value can be recovered through projected, undiscounted cash flows from future operations over their remaining lives. Amortization of amortizable intangible assets is computed using the straight-line method over the following general estimated useful lives: technology from 20 to 22 years, order backlog from 1 to 1.5 years, customer relationships over 20 years and other intangible assets over 20 years. No indicators of impairment on the amortizable intangible assets were identified in fiscal 2023, 2022 or 2021.
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
Comprehensive Income (Loss) – The term “comprehensive income (loss)” represents the change in stockholders’ equity (deficit) from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s accumulated other comprehensive income or loss, consisting principally of fair value adjustments to its interest rate swap, cap and collar agreements (net of tax), cumulative foreign currency translation adjustments and pension liability adjustments (net of tax), is reported separately in the accompanying consolidated statements of comprehensive income.
Foreign Currency Translation and Transactions – The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average monthly exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from translation of financial statements, including gains and losses from certain intercompany transactions, are accumulated as a separate component of other comprehensive income (loss) for the period. Foreign currency losses or (gains) recognized in cost of sales on the consolidated statements of income from changes in exchange rates were $14 million, $(40) million and $11 million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
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

4.    RECENT ACCOUNTING PRONOUNCEMENTS
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform.” Certain amendments were provided for in ASU 2021-01, “Reference Rate Reform (ASC 848): Scope,” which was issued in January 2021, and ASU 2022-06, “Reference Rate Reform (ASC 848): Deferral of the Sunset Date.” ASU 2021-01 provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. As a result of ASU 2022-06 deferring the sunset date, ASC 848 is effective through December 31, 2024. During the second quarter of fiscal 2023, the Company entered into LIBOR to Term Secured Overnight Financing Rate (“Term SOFR”) basis interest rate swap and cap agreements to effectively convert its existing swaps and caps from LIBOR-based to Term SOFR-based. The practical expedients permissible under ASC 848 were applied and resulted in the Company preserving the presentation of its existing swaps and caps as qualifying cash flow hedges. Refer to Note 21, “Derivatives and Hedging Activities,” for further disclosure of the hedging transactions entered into during the second quarter of fiscal 2023. The application of this standard did not have a material impact on the Company's consolidated financial statements and disclosures.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with “ASU 2014-09, Revenue from Contracts with Customers (ASC 606).” This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. The guidance will be applied prospectively to acquisitions occurring on or after the effective date. The impact of this guidance will depend on the contract assets and liabilities acquired in future business combinations.
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have an impact on our consolidated financial statements and disclosures.
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
The Company recognizes revenue from contracts with customers using the five step model prescribed in ASC 606. A substantial portion of the Company's revenue is recorded at a point in time basis. Revenue is recognized from the sale of products or services when obligations under the terms of the contract are satisfied and control of promised goods or services have transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. Revenue is measured at the amount of consideration the Company expects to be paid in exchange for goods or services.
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
In fiscal 2023, 2022 and 2021, no customer individually accounted for 10% or more of the Company’s net sales.
Net sales to foreign customers, primarily in Western Europe, Canada and Asia, were $2.3 billion, $1.9 billion and $1.7 billion during the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
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

	September 30, 2023	September 30, 2022
Contract assets, current (1)	$191	$119
Contract assets, non-current (2)	1	1
Total contract assets	192	120
Contract liabilities, current (3)	79	45
Contract liabilities, non-current (4)	8	9
Total contract liabilities	87	54
Net contract assets	$105	$66

(1)Included in prepaid expenses and other on the consolidated balance sheets.
(2)Included in other non-current assets on the consolidated balance sheets.
(3)Included in accrued and other current liabilities on the consolidated balance sheets.
(4)Included in other non-current liabilities on the consolidated balance sheets.
The increase in the Company's total contract assets at September 30, 2023 compared to September 30, 2022 is primarily due to the Calspan acquisition and also the timing and status of work in process and/or milestones of certain contracts. The increase in the Company's total contract liabilities at September 30, 2023 compared to September 30, 2022 is primarily due to the Calspan acquisition and also receipt of advance payments. For the fiscal year ended September 30, 2023, the revenue recognized that was previously included in contract liabilities was approximately $63 million.
Refer to Note 17, “Segments,” for disclosures related to the disaggregation of revenue.

6.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Fiscal Years Ended September 30,
	2023	2022	2021
Numerator for earnings per share:
Income from continuing operations	$1,299	$866	$681
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)
Net income from continuing operations attributable to TD Group	1,298	865	680
Less: Dividends paid on participating securities	(38)	(86)	(73)
Income from discontinued operations, net of tax	—	1	—
Net income applicable to TD Group common stockholders—basic and diluted	$1,260	$780	$607
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	54.9	54.8	54.8
Vested options deemed participating securities	2.3	3.4	3.6
Total shares for basic and diluted earnings per share	57.2	58.2	58.4

Earnings per share from continuing operations—basic and diluted	$22.03	$13.38	$10.41
Earnings per share from discontinued operations—basic and diluted	—	0.02	—
Earnings per share	$22.03	$13.40	$10.41
7.    TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable consist of the following (in millions):

	September 30, 2023	September 30, 2022
Trade accounts receivable—gross	$1,261	$1,002
Allowance for uncollectible accounts	(31)	(35)
Trade accounts receivable—Net	$1,230	$967
At September 30, 2023, none of our customers individually accounted for greater than 10% of the Company’s trade accounts receivable-gross. In addition, approximately 36% of the Company’s trade accounts receivable-gross was due from entities that operate principally outside of the United States - primarily in Western Europe, Canada and Asia. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.
The decrease in the allowance for uncollectible accounts for the fiscal year ended September 30, 2023 is primarily due to the continued recovery of commercial aerospace industry and our related customers in fiscal 2023 from the adverse impact of the COVID-19 pandemic. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.
Refer to Note 3, “Summary of Significant Accounting Policies,” for additional information regarding the Company’s allowance for uncollectible accounts.
8.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2023	September 30, 2022
Raw materials and purchased component parts	$1,144	$959
Work-in-progress	455	359
Finished goods	226	210
Total	1,825	1,528
Reserves for excess and obsolete inventory	(209)	(196)
Inventories—Net	$1,616	$1,332

9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2023	September 30, 2022
Land and improvements	$119	$103
Buildings and improvements	567	461
Machinery, equipment and other	1,334	945
Construction-in-progress	105	78
Total	2,125	1,587
Accumulated depreciation	(870)	(780)
Property, plant and equipment—Net	$1,255	$807
10.    INTANGIBLE ASSETS
Other intangible assets-net in the consolidated balance sheets consist of the following at September 30 (in millions):

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,019	$—	$1,019	$990	$—	$990
Technology	2,124	888	1,236	2,054	780	1,274
Order backlog	7	6	1	7	3	4
Customer relationships	623	136	487	580	104	476
Other	9	5	4	9	3	6
Total	$3,782	$1,035	$2,747	$3,640	$890	$2,750
As disclosed in Note 2, “Acquisitions and Divestitures,” the estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting and is subject to adjustment upon completion of the third-party valuation for the Calspan acquisition. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the fiscal year ended September 30, 2023 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$256
Trademarks and trade names	20
	276
Intangible assets subject to amortization:
Technology	47	20 years
Customer relationships	31	20 years
	78
Total	$354
Information regarding the amortization expense of amortizable intangible assets is detailed below (in millions):
Annual Amortization Expense:

Fiscal Years Ended September 30,
2023	$139
2022	136
2021	137

Estimated Amortization Expense:

Fiscal Years Ended September 30,
2024	$138
2025	138
2026	135
2027	134
2028	134
The following is a summary of changes in the carrying value of goodwill by segment for the fiscal years ended September 30, 2022 and 2023 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2021	$4,149	$4,326	$93	$8,568
Goodwill acquired during the period (Note 2)	57	202	—	259
Purchase price allocation adjustments (1)	—	3	—	3
Currency translation adjustments and other	(51)	(138)	—	(189)
Balance at September 30, 2022	4,155	4,393	93	8,641
Goodwill acquired during the period (Note 2)	12	244	—	256
Purchase price allocation adjustments (2)	4	3	—	7
Currency translation adjustments and other	23	61	—	84
Balance at September 30, 2023	$4,194	$4,701	$93	$8,988

(1)Primarily related to opening balance sheet adjustments recorded from the acquisition of CAC completed during fiscal year 2021, up to the expiration of the measurement period (not to exceed one year). Refer to Note 2, “Acquisitions and Divestitures,” for further information.
(2)Primarily related to opening balance sheet adjustments recorded from the series of acquisitions completed during fiscal year 2022 by the Company's Extant Aerospace subsidiary (Power & Control) and the acquisition of DART (Airframe). Refer to Note 2, “Acquisitions and Divestitures,” for further information.
11.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in millions):

	September 30, 2023	September 30, 2022
Compensation and related benefits	$217	$168
Income taxes payable, current	138	11
Interest	125	170
Contract liabilities, current (Note 5)	79	45
Loss contract reserves	42	40
Product warranties	28	26
Dividend equivalent payments, current (Note 18)	19	39
Environmental and other litigation reserves (Note 15)	16	25
Current operating lease liabilities (Note 19)	16	18
Foreign currency forward exchange contracts (Note 21)	5	11
Other	169	168
Accrued and other current liabilities	$854	$721

12.    DEBT
The Company’s debt consists of the following (in millions):

	September 30, 2023
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$6,249	$(22)	$(48)	$6,179
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(25)	2	4,377
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(2)	—	548
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(12)	—	2,638
6.75% secured notes due 2028 (“2028 Secured Notes”)	2,100	(19)	(10)	2,071
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(7)	—	1,193
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(5)	—	745
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(14)	—	1,436
Government refundable advances	21	—	—	21
Finance lease obligations	193	—	—	193
	19,563	(106)	(56)	19,401
Less: current portion	71	—	—	71
Long-term debt	$19,492	$(106)	$(56)	$19,330

	September 30, 2022
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$—	$—	$350
Term loans	$7,298	$(29)	$(13)	$7,256
8.00% secured notes due 2025 (“2025 Secured Notes”)	1,100	(6)	—	1,094
6.375% senior subordinated notes due 2026 (“6.375% 2026 Notes”)	950	(4)	—	946
6.875% senior subordinated notes due 2026 (“6.875% 2026 Notes”)	500	(3)	(2)	495
2026 Secured Notes	4,400	(35)	3	4,368
7.50% 2027 Notes	550	(3)	—	547
5.50% 2027 Notes	2,650	(15)	—	2,635
4.625% 2029 Notes	1,200	(9)	—	1,191
4.875% 2029 Notes	750	(6)	—	744
Government refundable advances	23	—	—	23
Finance lease obligations	146	—	—	146
	19,567	(110)	(12)	19,445
Less: current portion	77	(1)	—	76
Long-term debt	$19,490	$(109)	$(12)	$19,369
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

The Company expensed $4.6 million of refinancing costs associated with the refinancing during the fiscal year ended September 30, 2023. Additionally, the Company wrote-off $0.2 million in unamortized debt issuance costs and $0.1 million of original issue discount related to the Tranche G terms loans during the fiscal year ended September 30, 2023.
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
The Company expensed $9.2 million of refinancing costs associated with the refinancing during the fiscal year ended September 30, 2023. Additionally, the Company wrote-off $0.1 million in unamortized debt issuance costs and $0.1 million of original issue discount related to the Tranche I terms loans during the fiscal year ended September 30, 2023.
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
Issuance of $1,000 million Senior Secured Notes due 2028 – On February 24, 2023, the Company entered into a purchase agreement in connection with a private offering of $1,000 million in aggregate principal amount of 6.75% senior secured notes due 2028 (the “$1,000 million 2028 Secured Notes”) at an issue price of 100% of the principal amount. The $1,000 million 2028 Secured Notes were issued pursuant to an indenture, dated as of February 24, 2023, amongst TransDigm, as issuer, TransDigm Group, TransDigm UK and the other subsidiaries of TransDigm named therein, as guarantors. The $1,000 million 2028 Secured Notes are secured by a first-priority security interest in substantially all the assets of TransDigm, TransDigm Group, TransDigm UK and each other guarantor on an equal and ratable basis with any other existing and future senior secured debt, including indebtedness under the Company's senior secured credit facilities and 2026 Secured Notes. The net proceeds of the offering of the $1,000 million 2028 Secured Notes were used, along with the proceeds from the Tranche I term loans further described above, to repurchase the Tranche E and Tranche F term loans.
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
The Company capitalized $9.8 million in debt issuance costs associated with the $1,000 million 2028 Secured Notes during the fiscal year ended September 30, 2023.
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
The Company capitalized $11.6 million in debt issuance costs associated with the $1,100 million 2028 Secured Notes during the fiscal year ended September 30, 2023.

Redemption of 8.00% Senior Secured Notes due 2025 – On April 10, 2023, the Company redeemed all $1,100 million aggregate principal amount of its outstanding 2025 Secured Notes at a redemption price of 102.00% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the redemption date, using the net proceeds of the offering of the $1,100 million 2028 Secured Notes, together with cash on hand. In connection with the redemption of the 2025 Secured Notes, the Company paid accrued interest of approximately $1.7 million and an early redemption premium of $22.0 million associated with the 2025 Secured Notes.
The Company recorded refinancing costs of $27.1 million, consisting primarily of the $22.0 million early redemption premium and the write-off of $4.8 million in unamortized debt issuance costs during the fiscal year ended September 30, 2023 in conjunction with the redemption of the 2025 Secured Notes.
Issuance of $1,450 million Senior Secured Notes due 2030 – On August 18, 2023, the Company entered into a purchase agreement in connection with a private offering of $1,450 million in aggregate principal amount of 6.875% senior secured notes due 2030 (the “2030 Secured Notes”) at an issue price of 100% of the principal amount. The 2030 Secured Notes were issued pursuant to an indenture, dated August 18, 2023, among TransDigm, Inc., as issuer, TransDigm Group and the subsidiaries of TransDigm, Inc. named therein, as guarantors. The 2030 Secured Notes are secured by a first-priority security interest in substantially all the assets of TransDigm, TransDigm Group and each other guarantor on an equal and ratable basis with any other existing and future senior secured debt, including indebtedness under the Company's senior secured credit facilities, 2026 Secured Notes and 2028 Secured Notes. The net proceeds of the offering of the 2030 Secured Notes, together with cash on hand, were used to redeem all of the outstanding 6.375% 2026 Notes and 6.875% 2026 Notes and to pay related premiums, fees and expenses.
The 2030 Secured Notes bear interest at a rate of 6.875% per annum, which accrues from August 18, 2023 and is payable semiannually in arrears on June 15th and December 15th of each year, commencing on December 15, 2023. The 2030 Secured Notes mature on December 15, 2030, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indentures.
The Company capitalized $14.0 million in debt issuance costs associated with the 2030 Secured Notes during the fiscal year ended September 30, 2023.
Redemptions of 6.375% Senior Subordinated Notes due 2026 and 6.875% Senior Subordinated Notes due 2026 – On September 18, 2023, the Company redeemed all $950 million aggregate principal amount of its outstanding 6.375% 2026 Notes at a redemption price of 100.00% of the principal thereof, plus accrued and unpaid interest thereon to, but not including, the redemption date, using a portion of the net proceeds of the offering of the 2030 Secured Notes, together with cash on hand. In connection with the redemption of the 6.375% 2026 Notes, the Company paid accrued interest of approximately $15.5 million. There was no early redemption premium.
Also, on September 18, 2023, the Company redeemed all $500 million aggregate principal amount of its outstanding 6.875% 2026 Notes at a redemption price of 101.719% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the redemption date, using a portion of the net proceeds of the offering of the 2030 Secured Notes, together with cash on hand. In connection with the redemption of the 6.875% 2026 Notes, the Company paid accrued interest of approximately $11.7 million and an early redemption premium of $8.6 million associated with the 6.875% 2026 Notes.
The Company recorded refinancing costs of $15.0 million, consisting primarily of the $8.6 million early redemption premium associated with the 6.875% 2026 Notes, and the write-off of unamortized debt issuance costs of $5.1 million and original issuance discount of $1.3 million for the fiscal year ended September 30, 2023 in conjunction with the redemption of the 6.375% 2026 Notes and 6.875% 2026 Notes.
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
On July 25, 2023, the Company amended the Securitization Facility to, among other things, increase the borrowing capacity from $350 million to $450 million and extend the maturity date to July 25, 2024 at an interest rate of three-month Term SOFR plus 1.60%, compared to an interest rate of three-month Term SOFR plus 1.30% that applied prior to the amendment. The total drawn on the Securitization Facility remains at $350 million as of September 30, 2023. The weighted average interest rate on the $350 million of borrowings under our Securitization Facility on September 30, 2023 and 2022 was 6.8% and 3.8%, respectively. The Securitization Facility is collateralized by substantially all of the Company's domestic operations' trade accounts receivable.

Government Refundable Advances
Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of September 30, 2023 and 2022, the outstanding balance of these advances were $21 million and $23 million, respectively.
Obligations under Finance Leases
The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $193 million and $146 million at September 30, 2023 and 2022, respectively. The increase in fiscal 2023 is attributable to certain lease renewals and amendments qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 19, “Leases,” for further disclosure of the Company’s lease obligations.
Senior Secured Term Loans Facility
As of September 30, 2023 and 2022, TransDigm had $6,249 million and $7,298 million in fully drawn term loans (the “Term Loans Facility”) and $810 million in revolving commitments, of which $759 million and $779 million was available to the Company as of September 30, 2023 and 2022, respectively, subject to an interest rate of 2.50% per annum. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum.

Term Loans Facility	Maturity Date	Interest Rate	Aggregate Principal as of September 30,
			2023	2022
Tranche H	February 22, 2027	Term SOFR plus 3.25%	$1,713	$—
Tranche I	August 24, 2028	Term SOFR plus 3.25%	$4,536	$—
Tranche E (1)	May 30, 2025	LIBOR plus 2.25%	$—	$2,155
Tranche F (1)	December 9, 2025	LIBOR plus 2.25%	$—	$3,418
Tranche G (1)	August 22, 2024	LIBOR plus 2.25%	$—	$1,725

(1)As previously disclosed within this note, during fiscal 2023, Tranches E, F and G were replaced by Tranches H and I.
The interest rates per annum applicable to the loans under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-months thereafter (in each case, subject to the availability thereof), interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to Tranche H and Tranche I term loans are not subject to a floor. At September 30, 2023 and 2022, the applicable interest rates for all existing tranches (which excludes the impact of our interest rate swaps, caps and collars) were 8.49% and 5.92%, respectively, with the increase due to the change from LIBOR plus 2.25% to Term SOFR plus 3.25% during fiscal 2023 after the refinancing of the term loans facility. Refer to Note 21, “Derivatives and Hedging Activities,” for information about how our interest rate swaps, cap and collar agreements are used to hedge and offset, respectively, the variable interest rates on the credit facility.
Refinancing Costs
During the fiscal year ended September 30, 2023 the Company expensed refinancing costs of $56 million, primarily representing the early redemption premium paid in connection with the repurchase of the $1,100 million 2025 Secured Notes, the redemptions of the $950 million 6.375% 2026 Notes and $500 million 6.875% 2026 Notes, and also from the execution of Amendments No. 10 and No. 11 to the Credit Agreement during the fiscal year ended September 30, 2023.
Secured Notes
TransDigm Inc.’s 2026 Secured Notes and 2028 Secured Notes are jointly and severally guaranteed, on a senior basis, by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable indentures. The 2030 Secured Notes (collectively with the 2026 Secured Notes and the 2028 Secured Notes, the “Secured Notes”) are guaranteed on a senior secured basis by TD Group and each of TransDigm Inc.’s direct and indirect Restricted Subsidiaries (as defined in the applicable indenture) that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital market indebtedness of TransDigm Inc. or any of the guarantors in an aggregate principal amount of at least $200 million. As of the date of this Form 10-K, the guarantors of the 2030 Secured Notes are the same as the guarantors of the 2026 Secured Notes and the 2028 Secured Notes. The Secured Notes contain restrictive covenants that are substantially similar to many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the Secured Notes.

Subordinated Notes
TransDigm Inc.'s 7.50% 2027 Notes, 5.50% 2027 Notes, 4.625% 2029 Notes, and 4.875% 2029 Notes (collectively, the “Subordinated Notes”) are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable indentures. The Subordinated Notes contain restrictive covenants that are substantially similar to many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the Subordinated Notes.
Debt Repayment Schedule
At September 30, 2023, future maturities of long-term debt (excluding finance leases) are as follows (in millions), refer to Note 19, “Leases,” for future maturities of finance leases:

Fiscal Years Ended September 30,
2024	$66
2025	66
2026	4,466
2027	2,260
2028	9,108
Thereafter	3,404
Total	$19,370
13.    RETIREMENT PLANS
The Company maintains certain non-contributory defined benefit pension plans (collectively, referred to as the “pension plans”) covering eligible employees in the U.S. and in other certain countries such as Canada, France, Germany and the United Kingdom. These pension plans generally provide benefits to employees based on formulas recognizing length of service and earnings. The Company’s funding policy is to contribute actuarial-determined amounts allowable under tax and statutory regulations for the qualified plans. The Company uses a September 30th measurement date for its defined benefit pension plans. The Company also sponsors other post-retirement pension plans for its employees in the U.S. and in Canada (collectively, referred to as the “post-retirement pension plans”). Other post-retirement pension plans are non-contributory health care and life insurance plans.
The components of net periodic pension benefit (income) cost for the pension plans at the end of each fiscal year consisted of the following (in millions):

	Defined Benefit Pension Plans
	2023		2022		2021
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$—	$2	$—	$3	$2	$5
Interest cost	1	7	4	4	6	5
Expected return on plan assets	—	(7)	(6)	(7)	(19)	(7)
Amortization of net loss	—	1	—	1	1	2
Settlement (gain) loss (1)	(9)	—	22	—	—	(2)
Net periodic pension benefit (income) cost	$(8)	$3	$20	$1	$(10)	$3

(1)    Effective June 30, 2021, the Company terminated the Esterline Retirement Plan (the “ERP”) in accordance with regulatory requirements. Pension obligations were distributed through a combination of lump sum payments (using existing plan assets) to eligible plan participants and the purchase of a group annuity contract in fiscal 2022. During the third quarter of fiscal 2022, the Company transferred the remaining benefit obligations to an insurance company to purchase a group annuity contract. In connection with the transfer, a settlement loss of approximately $22 million was recorded as a component of other (income) expense in the consolidated statements of income in fiscal 2022. Upon the finalization of the group annuity purchase funding during fiscal 2023, a settlement (gain) of approximately $(9) million was recorded as a component of other (income) expense in the consolidated statements of income in fiscal 2023.

Net periodic pension benefit cost for the post-retirement pension plans was less than $1 million for each of the fiscal years ended 2023, 2022 and 2021, respectively. The components of net periodic pension benefit cost other than service cost are included in other (income) expense in the consolidated statements of income. The changes in benefit obligations and plan assets, funded status and amounts recognized in the consolidated balance sheets and accumulated other comprehensive loss for the post-retirement plans at September 30, 2023 and 2022 were not material.
The changes in benefit obligations and plan assets, funded status and amounts recognized in the consolidated balance sheets and accumulated other comprehensive loss for pension plans at September 30, 2023 and 2022, were as follows (in millions):

	Defined Benefit Pension Plans
	September 30, 2023		September 30, 2022
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Benefit Obligations
Beginning balance	$15	$148	$351	$224
Currency translation adjustment	—	8	—	(21)
Service cost	—	2	—	3
Interest cost	1	7	4	4
Actuarial gain	(1)	(13)	(30)	(53)
Settlements	—	—	(295)	—
Benefits paid	(3)	(8)	(15)	(9)
Ending balance	$12	$144	$15	$148
Plan Assets - Fair Value
Beginning balance	$9	$133	$341	$206
Currency translation adjustment	—	6	—	(18)
Realized and unrealized gain (loss) on plan assets	11	6	(39)	(49)
Company (refunds) contributions	(9)	2	17	3
Settlements	—	—	(295)	—
Benefits paid	(3)	(8)	(15)	(9)
Ending balance	$8	$139	$9	$133
Funded Status
Fair value of plan assets	$8	$139	$9	$133
Benefit obligations	(12)	(144)	(15)	(148)
Net amount recognized	$(4)	$(5)	$(6)	$(15)
Amount Recognized on Consolidated Balance Sheets
Other non-current assets	$—	$12	$—	$6
Accrued and other current liabilities	(1)	—	(1)	(1)
Other non-current liabilities	(3)	(17)	(5)	(20)
Net amount recognized	$(4)	$(5)	$(6)	$(15)
Amounts Recognized in Accumulated Other Comprehensive Loss (Income)
Net loss (gain)	$1	$1	$3	$12
Prior service cost	—	1	—	2
Ending balance	$1	$2	$3	$14
The accumulated benefit obligation for all pension plans was $152 million and $158 million as of September 30, 2023 and September 30, 2022, respectively.
Estimated future benefit payments expected to be paid from the pension and post-retirement pension plans or from the Company’s assets are as follows (in millions):

Fiscal Years Ended September 30,
2024	$11
2025	11
2026	12
2027	11
2028	12
2029 - 2033	60

There is an expected funding requirement in fiscal 2024 for the non-U.S. pension plans and the U.S. pension plans maintained by the Company of $1.9 million and $0.3 million, respectively.

	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans
Principal assumptions as of year end	2023	2022	2023	2022
Discount rate	5.25%	4.29%	5.56%	4.90%
Rate of increase in future compensation levels	N/A (1)	N/A (1)	3.19%	3.38%
Assumed long-term rate of return on plan assets	5.37%	2.64%	5.41%	3.55%

(1)As a result of the plan freeze to the ERP during fiscal 2021, for all future benefit accruals and participation by new or rehired employees on or after January 1, 2021, the assumed rate of increase in future compensation levels was not applicable as of September 30, 2023 and 2022, as pay increases are not valued once a defined benefit pension plan is frozen. The ERP settlement occurred in fiscal 2022.
The Company uses discount rates developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate and expected return on assets are unknown, had the discount rate and expected return on assets increased or decreased by 25 basis points, the impact on the fiscal 2023 net periodic benefit cost is not material. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2024.
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
Allocations by investment type are as follows:

		Actual
Plan assets allocation as of fiscal year end	Target	2023	2022
Return-seeking assets (e.g., equity securities and real estate)	35% - 55%	42.7%	42.0%
Fixed-income securities (e.g., debt securities)	45% - 65%	56.0%	57.6%
Cash	0%	1.3%	0.4%
Total		100.0%	100.0%

The following table presents the fair value of the Company’s pension plan assets as of September 30, 2023 and 2022, segregated by level within the fair value hierarchy as described in Note 20, “Fair Value Measurements” (in millions):

	Fair Value Hierarchy
	September 30, 2023	September 30, 2022
Investments measured at fair value by level: (4)
Level 1 (1)	$29	$26
Level 2 (2)	40	41
Investments measured at net asset value (3)	78	75
Total	$147	$142

(1)     Level 1 investments include return seeking assets, which are primarily equity securities and real estate, are actively traded on U.S. and non-U.S. exchanges and valued using the market approach at quoted market prices on the measurement date or at the net asset value of the shares held by the plan on the measurement date based on quoted market prices. Includes cash and cash equivalents which is used to pay benefits and cash invested in a short-term investment fund that holds securities with values based on quoted market prices, but for which the funds are not valued on quoted market basis.
(2)     Level 2 investments include fixed-income securities, which are primarily debt securities, are primarily valued using the market approach at either quoted market prices, pricing models that use observable market data, or bids provided by independent investment brokerage firms.
(3)     These investments are valued at the net asset value (“NAV”) of units held. The NAV is used to estimate fair value and is based on the fair value of the underlying investments held by the fund less its liability.
(4)    No investments measured using Level 3 inputs.
Defined Contribution Plans
The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s U.S. employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the fiscal years ended September 30, 2023, 2022 and 2021 was approximately $34 million, $30 million and $28 million, respectively.
14.    INCOME TAXES
The Company’s income from continuing operations before income taxes includes the following components for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2023	2022	2021
United States	$1,413	$882	$516
Foreign	303	245	199
	$1,716	$1,127	$715

The Company’s income tax provision (benefit) on income from continuing operations consists of the following for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2023	2022	2021
Current
Federal	$276	$194	$(21)
State	41	27	14
Foreign	97	62	7
	414	283	—
Deferred
Federal	28	(17)	7
State	11	(8)	(2)
Foreign	(36)	3	29
	3	(22)	34
	$417	$261	$34
A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods shown below is as follows:

	Fiscal Years Ended September 30,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
Changes in valuation allowances impacting results (1)	5.3%	5.5%	(8.2)%
State and local income taxes, net of federal benefit	1.7%	0.1%	0.4%
Provision to return adjustments	0.3%	(1.0)%	2.2%
Federal deemed inclusion amounts	0.3%	1.5%	1.7%
Resolution and settlements to uncertain tax positions	0.3%	(0.1)%	(3.2)%
Withholding taxes	0.2%	1.2%	0.2%
Research and development credits	(0.4)%	(0.6)%	(1.2)%
Foreign tax credits	(0.5)%	(0.8)%	(1.2)%
Foreign-derived intangible income	(1.2)%	(2.0)%	(1.5)%
Stock-based compensation	(2.3)%	(2.8)%	(8.7)%
Gain on sale of businesses	—%	(0.1)%	1.4%
Remeasurement of deferred tax assets and liabilities related to enacted statutory rate changes	—%	—%	2.1%
Other—net	(0.4)%	1.3%	(0.2)%
Effective income tax rate	24.3%	23.2%	4.8%

(1)     Primarily relates to the Company’s business interest expense limitation pursuant to IRC §163(j) as modified by the Tax Cuts and Jobs Act. Such provision, as modified, was effective for the Company beginning in fiscal 2019. In general, the deduction for interest expense is limited to 30% (50% as modified by the CARES Act for the Company’s fiscal 2021) of the sum of the Company’s adjusted taxable income (“ATI”) and its business interest income. Interest expense disallowed by such limitation, in a taxable year, may be carried forward indefinitely. Based upon available evidence, a valuation allowance is recorded for the resulting carryforward to reflect the Company’s belief that it is more likely than not that such deferred tax assets will not be realized. In fiscal 2021, the Company made a tax election on its U.S. federal income tax return allowing for the utilization of its net interest limitation carryforward. The Company recognized approximately $69.0 million of benefit from the release of the valuation allowance, applicable to such carryforward, for the fiscal year ended September 30, 2021.

The components of the deferred taxes consist of the following (in millions):

	September 30, 2023	September 30, 2022
Deferred tax assets (liabilities):
Intangible assets	$(852)	$(832)
Property, plant and equipment	(82)	(23)
Interest rate swaps and caps	(47)	(42)
Interest expense limitation	190	87
Employee benefits	103	108
Inventories	89	61
Net operating losses	66	52
Capitalized research and development costs	52	24
Loss contract reserves	36	41
U.S. income tax credits	25	27
Environmental reserves	10	11
Non-U.S. income tax credits	9	14
Product warranty reserves	6	6
Other	(5)	7
Total	(400)	(459)
Add: Valuation allowance	(227)	(137)
Total net deferred tax assets (liabilities)	$(627)	$(596)
At September 30, 2023, the Company has state net operating loss carryforwards of approximately $905.5 million, German net operating loss carryforwards of $39.5 million and United Kingdom net operating loss carryforwards of approximately $117.2 million that expire in various fiscal years from 2024 to 2042. The Company has U.S. and non-U.S. tax credit carryforwards of $33.7 million that expire beginning in fiscal year 2024.
The deferred tax assets for the interest expense limitation, net operating losses, and tax credit carryforwards are reduced by a valuation allowance for the amount of such assets that the Company believes will not be realized.
With limited exception, no provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately, $166.0 million at September 30, 2023, since it is the Company’s intention to indefinitely reinvest such undistributed earnings. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. It is not practicable to estimate the additional taxes that would be payable on the remittance of such earnings. We have provided for taxes in jurisdictions in which we are not considered indefinitely reinvested, however, such amounts are not significant.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations for years before fiscal 2018. The Company is currently under examination for its federal income taxes in Canada for fiscal years 2013 through 2019, in France for fiscal years 2020 through 2022, and in Germany for fiscal years 2014 through 2019. In addition, the Company is subject to state income tax examinations for fiscal years 2015 and later.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2023	2022
Balance at October 1	$17	$19

Additions based on tax positions related to the prior year	4	3
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions related to the prior year	—	(1)
Settlement with tax authorities	(3)	(1)
Lapse in statute of limitations	(1)	(3)
Balance at September 30	$17	$17

Unrecognized tax benefits at September 30, 2023 and 2022, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $16.9 million and $16.6 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2023 and 2022. As of September 30, 2023 and 2022, the Company accrued $5.6 million and $4.5 million, respectively, for the potential payment of interest and penalties. Within the next 12 months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $6.1 million resulting from the resolution or closure of tax examinations. Any increase in the amount of unrecognized tax benefits within the next 12 months is not expected to be material.
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
Litigation Claims – On November 1, 2021, a purported stockholder of the Company filed a derivative complaint, captioned Sciabacucchi v Howley, et al. C.A. No. 2021-0938-LWW (the “Derivative Action”), in the Delaware Court of Chancery (the “Court”). The complaint, which named certain directors of the Company (the “Director Defendants”) as defendants, alleged that the Director Defendants awarded and received excessive compensation. The Director Defendants denied any and all allegations of wrongdoing or liability asserted in the Derivative Action.
Nonetheless, solely to eliminate the uncertainty, distraction, disruption, burden, risk and expense of further litigation, the Company and the Director Defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Stipulation”) with the plaintiff on August 19, 2022. Pursuant to the terms of the Stipulation, the Director Defendants agreed to implement and maintain certain changes to the Company’s compensation policies and practices such as to the extent dividend equivalent payments are declared payable to any Board of Director, those DEPs will not be paid in cash, but instead will be paid via a reduction to the strike price of options that are issued to that director. Other corporate governance enhancements were also agreed to by the Company. The Company was also responsible for the payment of plaintiff’s attorneys’ fees. The proposed settlement as set forth in the Stipulation, other than the amount of the attorneys’ fees, was approved by the Court on November 10, 2022. On July 3, 2023, the settlement amount of the attorneys' fees was approved and subsequently paid by TransDigm. The settlement (i) fully resolved the Derivative Action by dismissing all asserted claims with prejudice and (ii) released all claims related to the allegations in the Derivative Action. The settlement did not have a material adverse impact on the Company’s financial statements.
DOD OIG Audit – TransDigm’s subsidiaries are periodically subject to pricing reviews and government buying agencies that purchase some of our subsidiaries’ products are periodically subject to audits by the Department of Defense (“DOD”) Office of Inspector General (“OIG”) with respect to prices paid for such products. In 2019, the DOD OIG received a congressional letter requesting a comprehensive review of TransDigm’s contracts with the DOD from January 2017 through June 2019 to identify whether TransDigm earned excess profits. This subsequently resulted in an audit by the DOD OIG in which the objective was to determine whether TransDigm’s business model impacted the DOD’s ability to pay fair and reasonable prices for spare parts. In December 2021, the OIG completed the audit and issued the related audit report. Despite the audit report making clear there was no wrongdoing by TransDigm, its businesses, or the DOD, the report recommended that TransDigm voluntarily refund at least $21 million in excess profit on 150 contracts subject to the audit.
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
No loss contingency related to the voluntary refund request has been recorded as of September 30, 2023 as the Company has concluded that based on the current facts and circumstances, it's uncertain as to whether or not the requested voluntary refund will be made.
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
The Company’s consolidated balance sheets includes current environmental remediation obligations at September 30, 2023 and 2022 of $3 million and $8 million classified as a component of accrued and other current liabilities, respectively, and non-current environmental remediation obligations at September 30, 2023 and 2022 of $41 million and $38 million classified as a component of other non-current liabilities, respectively.
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
During fiscal 2021, the insurance claim, inclusive of property, business interruption and incremental costs of working, was settled for $88 million, net of a $1 million deductible. A gain of $24 million was recorded to other (income) expense during fiscal 2021, of which $19 million represents the insurance proceeds received in excess of the carrying value of the damaged fixed assets and inventory and $5 million represents the insurance proceeds received in excess of previously recorded receivables for business interruption and incremental costs of working. Of the approximately $58 million in cash proceeds received in fiscal 2021 relating to the insurance claim and final settlement of the claim, $24 million was included in net cash used in investing activities and $34 million was included in net cash provided by operating activities within the consolidated statements of cash flows based on the nature of the insurance reimbursements.
16.    STOCK REPURCHASE PROGRAM
TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2023 and 2022 was 60,995,513 and 60,049,685, respectively. The total number of shares held in treasury was 5,688,639 at September 30, 2023 and 2022, respectively. There were no shares of preferred stock outstanding at September 30, 2023 and 2022. The terms of the preferred stock have not been established.

On January 27, 2022, the Board of Directors of the Company (the “Board”) authorized a new stock repurchase program to permit repurchases of its outstanding common stock not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program previously authorized by the Board on November 8, 2017, subject to any restrictions specified in the Second Amended and Restated Credit Agreement dated as of June 4, 2014, and indentures governing the Company's existing Notes. There is no expiration date for this program.
No repurchases were made under the program during fiscal 2023. During fiscal 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share, for a total amount of $912 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of September 30, 2023, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
17.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electromechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, databus and power controls, advanced sensor products, switches and relay panels, high performance hoists, winches and lifting devices, and cargo loading, handling and delivery systems. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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
The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include seat belts and safety restraints for ground transportation applications, mechanical/electromechanical actuators and controls for space applications, hydraulic/electromechanical actuators and fuel valves for land-based gas turbines, and refueling systems for heavy equipment used in mining, construction and other industries and turbine controls for the energy and oil and gas markets. Primary customers of this segment are off-road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers, manufacturers of heavy equipment used in mining, construction and other industries and turbine original equipment manufacturers, gas pipeline builders and electric utilities.
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive or deferred compensation plans, restructuring costs related to the Company's cost reduction measures in response to the COVID-19 pandemic, foreign currency gains and losses, acquisition-integration costs, acquisition and divestiture transaction-related expenses, and refinancing costs. COVID-19 restructuring costs represented actions primarily taken by the Company in fiscal 2021 and 2020 only, to reduce its workforce to align with customer demand, as well as incremental costs related to the pandemic that were not expected to recur once the pandemic subsided and were clearly separable from normal operations (e.g., additional cleaning and disinfecting of facilities by contractors above and beyond normal requirements, personal protective equipment). Acquisition and divestiture-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for both acquisitions and divestitures comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.

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
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The accounting policies for each segment are the same as those described in the summary of significant accounting policies in Note 3 to the Company’s consolidated financial statements. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation. Intersegment sales were immaterial for the periods presented below. Corporate consists of our corporate offices. Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. Corporate assets consist primarily of cash and cash equivalents. Corporate expenses and assets reconcile reportable segment data to the consolidated totals. An immaterial amount of corporate expenses is allocated to the operating segments.
The following table presents net sales by reportable segment (in millions):

	Fiscal Years Ended September 30,
	2023	2022	2021
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$690	$603	$524
Commercial and non-aerospace aftermarket	1,057	847	573
Defense	1,569	1,423	1,453
Total Power & Control	3,316	2,873	2,550

Airframe
Commercial and non-aerospace OEM	961	715	582
Commercial and non-aerospace aftermarket	1,140	785	553
Defense	993	891	948
Total Airframe	3,094	2,391	2,083

Total Non-aviation	175	165	165

Net Sales	$6,585	$5,429	$4,798
The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Fiscal Years Ended September 30,
	2023	2022	2021
EBITDA As Defined
Power & Control	$1,866	$1,531	$1,319
Airframe	1,547	1,121	878
Non-aviation	71	65	62
Total segment EBITDA As Defined	3,484	2,717	2,259
Less: Unallocated corporate EBITDA As Defined	89	71	70
Total Company EBITDA As Defined	3,395	2,646	2,189
Depreciation and amortization expense	268	253	253
Interest expense-net	1,164	1,076	1,059
Acquisition and divestiture transaction-related expenses	18	18	35
Non-cash stock and deferred compensation expense	157	184	130
Refinancing costs	56	1	37
COVID-19 pandemic restructuring costs	—	—	40
Gain on sale of businesses-net	—	(7)	(69)
Other, net	16	(6)	(11)
Income from continuing operations before income taxes	$1,716	$1,127	$715
The following table presents capital expenditures and depreciation and amortization by segment (in millions):

	Fiscal Years Ended September 30,
	2023	2022	2021
Capital expenditures
Power & Control	$67	$63	$65
Airframe	65	52	37
Non-aviation	6	3	2
Corporate	1	1	1
	$139	$119	$105
Depreciation and amortization
Power & Control	$110	$109	$107
Airframe	152	138	139
Non-aviation	5	5	6
Corporate	1	1	1
	$268	$253	$253
The following table presents total assets by segment (in millions):

	September 30, 2023	September 30, 2022
Total assets
Power & Control	$7,315	$6,994
Airframe	8,972	7,781
Non-aviation	234	238
Corporate	3,449	3,094
	$19,970	$18,107

Geographic Area Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment-net and operating lease right-of-use assets. Net sales and long-lived assets of individual countries outside of the United States are not material.
The following table presents net sales by geographic area (in millions):

	Fiscal Years Ended September 30,
	2023	2022	2021
Net sales
United States	$4,265	$3,496	$3,096
Foreign Countries	2,320	1,933	1,702
	$6,585	$5,429	$4,798
The following table presents long-lived assets by geographic area (in millions):

	September 30, 2023	September 30, 2022
Long-lived assets
United States	$1,063	$663
Foreign Countries	256	229
	$1,319	$892
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
Non-cash stock compensation expense recognized by the Company during the fiscal years ended September 30, 2023, 2022 and 2021 was $135 million, $153 million and $129 million, respectively. The related tax benefit for the fiscal years ended September 30, 2023, 2022 and 2021 was $15 million, $18 million and $21 million, respectively. Of the non-cash stock compensation expense recorded in fiscal 2023, 2022 and 2021, $112 million, $151 million and $121 million was recorded as a component of additional paid in capital and $23 million, $2 million and $8 million was recorded as a component of other non-current liabilities. The liability awards relate to stock options granted between fiscal 2017 to fiscal 2020 from the 2014 stock option plan to certain employees in lieu of these individuals receiving salary and bonus compensation paid in cash. The vesting of the stock options are subject to the achievement of the same operating performance goals as other grants. The liability is remeasured each reporting period based on the market value of our common shares on the last day of the reported period. The other non-current liabilities related to stock-based compensation as of September 30, 2023 and 2022 was $48 million and $26 million, respectively.
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2023, 2022 and 2021 was $251.73, $254.21 and $193.47, respectively. The total fair value of options vested during fiscal years ended September 30, 2023, 2022 and 2021 was $80 million, $88 million and $92 million, respectively.
Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods, adjusted for expected forfeitures. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2023, there was approximately $198 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of the Company’s employee stock options was estimated at the date of grant or modification using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2023	2022	2021
Risk-free interest rate	3.45% to 4.20%	1.47% to 2.97%	0.42% to 0.86%
Expected life of options	6.5 years	6.5 years	5.5 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	32.5%	37.0% to 38.0%	36.0%
The risk-free interest rate is based upon the U.S. Treasury bond rates with a term similar to the expected life of the award as of the grant date or modification date. The average expected life of stock-based awards is based on the Company’s actual historical exercise experience. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company estimates stock option forfeitures based on historical data. The total number of stock options expected to vest is adjusted by actual and estimated forfeitures. Changes to the actual and estimated forfeitures will result in a cumulative adjustment in the period of change. Notwithstanding the special cash dividends declared and paid from time to time, the Company historically has not declared and paid regular cash dividends and does not anticipate declaring and paying regular cash dividends in future periods; thus, no dividend yield assumption is used.
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
Performance Vested Stock Options – Generally all of the options granted through September 30, 2023 under the 2019 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, generally all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2023:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2022	—	$—
Granted	223,945	627.81
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2023	223,945	$627.81	9.2 years	$48,220,048
Expected to vest	85,948	$627.36	9.2 years	$18,545,000
Exercisable at September 30, 2023	41,269	$631.65	9.3 years	$8,727,648
At September 30, 2023, there were 3,776,055 remaining shares available for award under TD Group’s 2019 stock option plan.
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

Performance Vested Stock Options – Generally all of the options granted through September 30, 2023 under the 2014 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, generally all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2023:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2022	4,302,706	$424.54
Granted	374,965	598.84
Exercised	(312,555)	323.15
Forfeited	(117,875)	580.76
Expired	(920)	610.00
Outstanding at September 30, 2023	4,246,321	$443.02	5.9 years	$1,698,993,209
Expected to vest	934,190	$591.97	7.9 years	$234,631,160
Exercisable at September 30, 2023	3,065,412	$385.97	5.1 years	$1,401,378,878
At September 30, 2023, there were 90,281 remaining shares available for award under TD Group’s 2014 stock option plan.
2006 Stock Incentive Plan
In conjunction with the consummation of the Company’s initial public offering, a 2006 stock incentive plan was adopted by TD Group. In July 2008 and March 2011, the 2006 stock incentive plan was amended to increase the number of shares available for issuance thereunder. TD Group reserved 8,119,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. Awards under the plan were in the form of options, restricted stock or other stock-based awards. Options granted under the plan expire no later than the tenth anniversary of the applicable date of grant of the options, and have an exercise price of not less than the fair market value of our common stock on the date of grant. Restricted stock granted under the plan vested over three years. No restricted stock units remained outstanding as of September 30, 2018.
Performance Vested Stock Options – All of the options granted under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2023:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2022	1,082,985	$193.05
Granted	—	—
Exercised	(632,793)	179.93
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2023	450,192	$211.49	1.8 years	$284,357,481
Exercisable at September 30, 2023	450,192	$211.49	1.8 years	$284,357,481
The 2006 stock incentive plan expired on March 14, 2016 and no further shares were granted under the plan thereafter.
The total intrinsic value of performance options exercised during the fiscal years ended September 30, 2023, 2022 and 2021 was $500 million, $279 million and $355 million, respectively.
Dividends and Dividend Equivalent Plans
Dividend equivalent payments are made during the Company's first fiscal quarter each year and also upon payment of any dividends declared within the current fiscal year. On November 9, 2023, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. The record date and payment date for the special dividend is November 20, 2023 and November 27, 2023, respectively. The total estimated cash payment, to be funded by existing cash on hand, related to the special dividend and dividend equivalent payments in the first quarter of fiscal 2024 is approximately $2,020 million.

Until August 5, 2022, pursuant to the 2014 Stock Option Plan Dividend Equivalent Plan and the Third Amended and Restated 2006 Stock Incentive Plan Dividend Equivalent Plan, all of the vested options granted under the existing stock option plans were entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company. On August 5, 2022, the Board of Directors adopted the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, pursuant to which, all of the vested options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to certain dividend equivalent payments in the event of the declaration of a dividend by the Company. The amendments did not represent a change in the Company’s practice. In August 2022, all members of the Board of Directors at that time executed amendments to their option agreements resulting in the directors no longer receiving dividend equivalent payments in cash, but rather for dividends declared after June 1, 2022, dividends result in a reduction of strike price.
Dividend equivalent payments on vested options were $38 million, $86 million and $73 million during the fiscal years ended September 30, 2023, 2022 and 2021, respectively. At September 30, 2023, there was $19 million recorded in accrued and other current liabilities and $9 million recorded in other non-current liabilities on the consolidated balance sheets related to future dividend equivalent payments.
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
The components of lease expense for the fiscal years ended September 30, 2023 and 2022 are as follows (in millions):

		Fiscal Years Ended September 30,
	Classification	2023	2022
Operating lease cost	Cost of sales or selling and administrative expenses	$21	$24
Finance lease cost:
Amortization of leased assets	Cost of sales	9	6
Interest on lease liabilities	Interest expense-net	13	9
Total lease cost		$43	$39
Supplemental cash flow information related to leases for the fiscal years ended September 30, 2023 and 2022 is as follows (in millions):

	Fiscal Years Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$21	$24
Operating cash outflows from finance leases	10	8
Financing cash outflows from finance leases	5	2

Lease assets obtained in exchange for new lease obligations:
Operating leases	$17	$21
Financing leases	48	51
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	September 30, 2023	September 30, 2022
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$64	$85

Current operating lease liabilities	Accrued and other current liabilities	16	18
Long-term operating lease liabilities	Other non-current liabilities	51	71
Total operating lease liabilities		$67	$89

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment-net	$176	$137

Current finance lease liabilities	Current portion of long-term debt	5	2
Long-term finance lease liabilities	Long-term debt	188	144
Total finance lease liabilities		$193	$146
As of September 30, 2023, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	5.5 years
Finance leases	20.0 years

Weighted-average discount rate
Operating leases	6.1%
Finance leases	7.0%
    Maturities of lease liabilities at September 30, 2023 are as follows (in millions):

	Operating Leases	Finance Leases
2024	$20	$16
2025	18	17
2026	13	17
2027	10	17
2028	6	17
Thereafter	13	295
Total future minimum lease payments	80	379
Less: imputed interest	13	186
Present value of lease liabilities reported	$67	$193

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		September 30, 2023		September 30, 2022
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$3,472	$3,472	$3,001	$3,001
Interest rate swap agreements (1)	2	103	103	77	77
Interest rate swap agreements (2)	2	41	41	68	68
Interest rate cap agreements (2)	2	53	53	50	50
Interest rate collar agreements (2)	2	17	17	—	—
Liabilities:
Foreign currency forward exchange contracts (3)	2	5	5	11	11
Interest rate swap agreements (4)	2	3	3	—	—
Interest rate cap agreements (4)	2	1	1	—	—
Short-term borrowings - trade receivable securitization facility (5)	2	349	349	350	350
Long-term debt, including current portion:
Term loans (5)	2	6,179	6,212	7,256	6,976
2025 Secured Notes (5)	1	—	—	1,094	1,115
6.375% 2026 Notes (5)	1	—	—	946	884
6.875% 2026 Notes (5)	1	—	—	495	473
2026 Secured Notes (5)	1	4,377	4,329	4,368	4,257
7.50% 2027 Notes (5)	1	548	549	547	524
5.50% 2027 Notes (5)	1	2,638	2,484	2,635	2,286
2028 Secured Notes (5)	1	2,071	2,069	—	—
4.625% 2029 Notes (5)	1	1,193	1,047	1,191	966
4.875% 2029 Notes (5)	1	745	654	744	606
2030 Secured Notes (5)	1	1,436	1,423	—	—
Government refundable advances	2	21	21	23	23
Finance lease obligations	2	193	193	146	146

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

The Company’s derivatives consist of interest rate swap, cap and collar agreements and foreign currency exchange contracts. The fair values of the interest rate swap, cap and collar agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable). The fair values of the foreign currency exchange contracts were derived by using Level 2 inputs based on observable spot and forward exchange rates in active markets. There has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any material impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.
The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s Credit Agreement. The estimated fair values of the Company’s notes were based upon quoted market prices.
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at September 30, 2023 and 2022.
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
Interest Rate Swap, Cap and Collar Agreements – Interest rate swap, cap and collar agreements are used to manage interest rate risk associated with floating rate borrowings (such as our term loans - see Note 12, “Debt”) under our Credit Agreement. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. The agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating rate debt to a fixed rate basis from the effective date through the maturity date of the respective interest rate swap, cap and collar agreements, thereby reducing the impact of interest rate movements on future interest expense.
Prior to amending the Credit Agreement (as disclosed in Note 12, “Debt”), the Company was exposed to floating rates of LIBOR via the term loans' benchmark interest rate. During the second quarter of fiscal 2023, in connection with the amendment of the Credit Agreement impacting the term loans, we entered into LIBOR to Term SOFR basis interest rate swap and cap transactions to effectively convert our existing swaps and cap from LIBOR-based to Term SOFR-based. The basis swaps and cap offset the LIBOR exposure of the existing swaps and cap and effectively fix the Term SOFR rate for the notional amount.
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

The tables below summarize the key terms of the swaps, cap and collars as of September 30, 2023 (aggregated by effective date).
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
These derivative instruments qualify as effective cash flow hedges under U.S. GAAP. For the LIBOR to Term SOFR basis interest rate swap and cap agreements referenced above, we applied the practical expedients permissible under ASC 848 to continue hedge accounting for our existing swaps and cap as effective cash flow hedges. For our cash flow hedges, the effective portion of the gain or loss from the financial instruments is initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affects earnings. As the interest rate swap, cap and collar agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense-net in the consolidated statements of income. Cash flows related to the derivative contracts are included in cash flows from operating activities on the consolidated statements of cash flows.
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

	September 30, 2023		September 30, 2022
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$53	$1	$50	$—
Interest rate collar agreements	17	—	—	—
Interest rate swap agreements	144	3	145	—
Net derivatives as classified in the consolidated balance sheets (1)	$214	$4	$195	$—

(1)Refer to Note 20, “Fair Value Measurements,” for the consolidated balance sheets classification of the Company’s interest rate swap, cap and collar agreements.
Based on the fair value amounts determined as of September 30, 2023, the estimated net amount of existing (gains) losses and caplet amortization expected to be reclassified into interest expense-net within the next 12 months is approximately $(100) million.

Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At September 30, 2023, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $163 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at September 30, 2023 is 12 months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the fiscal year ended September 30, 2023, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales was approximately $3 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit.
As of September 30, 2023, the Company expects to record a net loss of approximately $5 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next 12 months.
22.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCI”), net of taxes, for the fiscal years ended September 30, 2023, 2022 and 2021 (in millions):

	Unrealized gains (losses) on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2021	$(229)	$(18)	$(1)	$(248)
Net current-period other comprehensive income (loss) (4)	352	8	(379)	(19)
Balance at September 30, 2022	123	(10)	(380)	(267)
Net current-period other comprehensive income (4)	20	12	137	169
Balance at September 30, 2023	$143	$2	$(243)	$(98)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of taxes, of $6 million, $112 million and $(23) million for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
(2)For the fiscal year ended September 30, 2022, pension liability adjustments, net of taxes, of $1 million represents unrecognized actuarial losses reclassified to other (income) expense upon the settlement of the ERP. Refer to Note 13, “Retirement Benefits,” for additional information. There were no material pension liability adjustments, net of taxes, related to activity for the defined pension plans and postretirement benefit plans for the fiscal years ended September 30, 2023 and 2021.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Refer to Note 3, “Summary of Significant Accounting Policies,” for additional information.
(4)Presented net of reclassifications out of AOCI into earnings, specifically net sales and interest expense-net, for realized (losses) gains on derivatives designated and qualifying as cash flow hedges of ($3) million (net of taxes of ($1) million) and $71 million (net of taxes of $22 million), respectively, for the fiscal year ended September 30, 2023 and ($6) million (net of taxes of ($2) million) and $(68) million (net of taxes of $(21) million) for the fiscal year ended September 30, 2022, respectively.

TRANSDIGM GROUP INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
(Amounts in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Divestitures & Deductions from Reserve (1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions & Purchase Price Adjustments
Year Ended September 30, 2023
Allowance for uncollectible accounts	$35	$4	$—	$(8)	$31
Inventory valuation reserves	196	20	—	(7)	209
Valuation allowance for deferred tax assets	137	90	—	—	227
Year Ended September 30, 2022
Allowance for uncollectible accounts	$30	$9	$—	$(4)	$35
Inventory valuation reserves	194	21	3	(22)	196
Valuation allowance for deferred tax assets	74	62	1	—	137
Year Ended September 30, 2021
Allowance for uncollectible accounts	$37	$—	$—	$(7)	$30
Inventory valuation reserves	178	42	10	(36)	194
Valuation allowance for deferred tax assets	132	(58)	—	—	74

(1)The amounts in this column represent the impact from divestitures, charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2023

Exhibit No.	Description
10.6	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Michael Lisman*
10.11	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Joel Reiss*
10.14	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Sarah Wynne*
10.24	TransDigm Group Incorporated 2019 Stock Option Plan Dividend Equivalent Plan*
10.31
Form of Stock Option Grant Notice and Agreement for executive officers under the TransDigm Group Incorporated 2019 Stock Option Plan (or TransDigm Group Incorporated 2014 Stock Option Plan) for options awarded in fiscal 2024*

10.32	Form of Stock Option Grant Notice and Agreement for directors under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2024*
21.1	Subsidiaries of TransDigm Group Incorporated
22.1	Listing of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
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

32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	TransDigm Group Incorporated Compensation Clawback Policy, dated October 2, 2023*
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

*	Indicates management contract or compensatory plan contract or arrangement.