Form 10-Q
period 2023-12-30
TransDigm Group INC
filed 2024-02-08
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2023

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 55,606,261 as of January 31, 2024.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	December 30, 2023	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,135	$3,472
Trade accounts receivable—Net	1,145	1,230
Inventories—Net	1,708	1,616
Prepaid expenses and other	408	420
Total current assets	7,396	6,738
PROPERTY, PLANT AND EQUIPMENT—NET	1,335	1,255
GOODWILL	9,036	8,988
OTHER INTANGIBLE ASSETS—NET	2,733	2,747
OTHER NON-CURRENT ASSETS	185	242
TOTAL ASSETS	$20,685	$19,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$81	$71
Short-term borrowings—trade receivable securitization facility	449	349
Accounts payable	288	305
Accrued and other current liabilities	1,000	854
Total current liabilities	1,818	1,579
LONG-TERM DEBT	21,346	19,330
DEFERRED INCOME TAXES	611	627
OTHER NON-CURRENT LIABILITIES	416	412
Total liabilities	24,191	21,948
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 61,211,663 and 60,995,513 at December 30, 2023 and September 30, 2023, respectively	1	1
Additional paid-in capital	2,518	2,440
Accumulated deficit	(4,266)	(2,621)
Accumulated other comprehensive loss	(60)	(98)
Treasury stock, at cost; 5,688,639 shares at December 30, 2023 and September 30, 2023, respectively	(1,706)	(1,706)
Total TD Group stockholders’ deficit	(3,513)	(1,984)
NONCONTROLLING INTERESTS	7	6
Total stockholders’ deficit	(3,506)	(1,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,685	$19,970
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022
NET SALES	$1,789	$1,397
COST OF SALES	747	604
GROSS PROFIT	1,042	793
SELLING AND ADMINISTRATIVE EXPENSES	220	169
AMORTIZATION OF INTANGIBLE ASSETS	35	34
INCOME FROM OPERATIONS	787	590
INTEREST EXPENSE—NET	300	286
REFINANCING COSTS	—	4
OTHER INCOME	(1)	(1)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	488	301
INCOME TAX PROVISION	106	72
NET INCOME	382	229
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$382	$228
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$281	$190
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$4.87	$3.33
Cash dividends paid per common share	$35.00	$—
Weighted-average shares outstanding:
Basic and diluted	57.7	57.1
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022
Net income	$382	$229
Less: Net income attributable to noncontrolling interests	—	(1)
Net income attributable to TD Group	$382	$228
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	91	137
Unrealized (losses) gains on derivatives	(53)	22
Pension and post-retirement benefit plans adjustment	—	—
Other comprehensive income, net of tax, attributable to TD Group	38	159
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$420	$387
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2022	60,049,685	$1	$2,113	$(3,914)	$(267)	(5,688,639)	$(1,706)	$7	$(3,766)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(1)	—	—	—	—	(1)
Compensation expense recognized for employee stock options	—	—	24	—	—	—	—	—	24
Exercise of employee stock options	121,490	—	27	—	—	—	—	—	27
Net income attributable to TD Group	—	—	—	228	—	—	—	—	228
Foreign currency translation adjustment, net of tax	—	—	—	—	137	—	—	—	137
Unrealized gain on derivatives, net of tax	—	—	—	—	22	—	—	—	22
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 31, 2022	60,171,175	$1	$2,164	$(3,687)	$(108)	(5,688,639)	$(1,706)	$8	$(3,328)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2023	60,995,513	$1	$2,440	$(2,621)	$(98)	(5,688,639)	$(1,706)	$6	$(1,978)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Special dividends ($35 per share) and dividend equivalents	—	—	—	(2,020)	—	—	—	—	(2,020)
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	26	—	—	—	—	—	26
Exercise of employee stock options	216,150	—	52	—	—	—	—	—	52
Net income attributable to TD Group	—	—	—	382	—	—	—	—	382
Foreign currency translation adjustment, net of tax	—	—	—	—	91	—	—	—	91
Unrealized loss on derivatives, net of tax	—	—	—	—	(53)	—	—	—	(53)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 30, 2023	61,211,663	$1	$2,518	$(4,266)	$(60)	(5,688,639)	$(1,706)	$7	$(3,506)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022
OPERATING ACTIVITIES:
Net income	$382	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36	29
Amortization of intangible assets and product certification costs	35	34
Amortization of debt issuance costs, original issue discount and premium	11	9
Amortization of inventory step-up	1	2
Amortization of loss contract reserves	(5)	(12)
Refinancing costs	—	4
Non-cash stock and deferred compensation expense	51	35
Foreign currency exchange losses	14	18
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	94	121
Inventories	(78)	(89)
Income taxes payable	94	77
Other assets	3	(2)
Accounts payable	(21)	(13)
Accrued interest	82	3
Accrued and other liabilities	(63)	(68)
Net cash provided by operating activities	636	377
INVESTING ACTIVITIES:
Capital expenditures	(36)	(31)
Acquisition of businesses, net of cash acquired	(14)	(10)
Net cash used in investing activities	(50)	(41)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	52	27
Dividends and dividend equivalent payments	(2,038)	(38)
Proceeds from issuance of senior secured notes, net	983	—
Proceeds from term loans, net	988	1,690
Proceeds from trade receivable securitization facility, net	100	—
Repayment on term loans	(16)	(1,739)
Financing costs and other, net	(2)	(5)
Net cash provided by (used in) financing activities	67	(65)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10	16
NET INCREASE IN CASH AND CASH EQUIVALENTS	663	287
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,472	3,001
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,135	$3,288
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$205	$272
Cash paid (refunded) during the period for income taxes, net of refunds	$11	$(2)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEK PERIODS ENDED DECEMBER 30, 2023 AND DECEMBER 31, 2022
(UNAUDITED)

1.    BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Company”, “TD Group”, “TransDigm”, “we” or “us” refer to TransDigm Group Incorporated and its subsidiaries.
Principles of Consolidation
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2023 included in TD Group’s Annual Report on Form 10-K filed on November 9, 2023. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2023 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 30, 2023 are not necessarily indicative of the results to be expected for the full year.
Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, none of which are material.
New Accounting Pronouncements Issued
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have an impact on our condensed consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands disclosures about a public business entity's reportable segments and provides for more detailed information about a reportable segment's expenses. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. This standard is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning one year later. Early adoption is permitted. The Company is currently evaluating this standard to determine its impact on our disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The standard makes several other changes to income tax disclosure requirements. This standard is effective for annual periods beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating this standard to determine its impact on our disclosures.

2.    ACQUISITIONS
CPI Electron Device Business – On November 9, 2023, the Company entered into a definitive agreement to acquire the Electron Device Business of Communications & Power Industries (“CPI”), a portfolio company of TJC, L.P., for approximately $1,385 million in cash. CPI’s Electron Device Business is a leading global manufacturer of electronic components and subsystems primarily serving the aerospace and defense market. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The acquisition is expected to close in fiscal 2024, subject to regulatory approvals in the United States (“U.S.”) and United Kingdom and customary closing conditions. The acquisition is expected to be financed through existing cash on hand, inclusive of a portion of the cash proceeds from the new long-term debt issued in the first quarter of fiscal 2024. Refer to Note 7, “Debt,” for further disclosure of the aforementioned debt issuances.
Calspan Corporation – On March 14, 2023, the Company entered into a definitive agreement to acquire all the outstanding stock of Calspan Corporation (“Calspan”) for a total purchase price of $730 million, which includes a $1 million working capital settlement paid in the first quarter of fiscal 2024. The acquisition was completed on May 8, 2023 and financed through existing cash on hand. Calspan operates from seven primary facilities within the U.S. and is a leading independent provider of proprietary highly engineered testing and technology development services and systems primarily for the aerospace and defense industry. Calspan’s state of the art transonic wind tunnel is used across a range of important aftermarket-focused development activities for both the commercial and defense aerospace end markets. The services and systems are primarily proprietary with significant aftermarket content. Calspan's operating results are included within TransDigm's Airframe segment as of the May 8, 2023 acquisition date.
As of December 30, 2023, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the Calspan acquisition are subject to adjustment until the end of the respective measurement period.
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
Pro forma net sales and results of operations for the Calspan acquisition had it occurred at the beginning of the thirteen week period ended December 31, 2022 are not material and, accordingly, are not provided.

The allocation of the estimated fair value of assets acquired and liabilities assumed in the Calspan acquisition as of the May 8, 2023 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, are summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$39	$—	$39
Inventories	2	—	2
Prepaid expenses and other	40	—	40
Property, plant and equipment	105	278	383
Goodwill	367	(122)	245	(1)
Other intangible assets	243	(151)	92	(1)
Other non-current assets	7	—	7
Total assets acquired (excluding cash)	803	5	808
Liabilities assumed:
Accounts payable	10	(1)	9
Accrued and other current liabilities	50	—	50
Deferred income taxes	8	5	13
Other non-current liabilities	6	—	6
Total liabilities assumed	74	4	78
Net assets acquired	$729	$1	$730

(1)Of the approximately $245 million of goodwill recognized for the acquisition, the Company expects that approximately $218 million will be deductible for tax purposes. Of the approximately $92 million of other intangible assets recognized for the acquisition, the Company expects that approximately $86 million will be deductible for tax purposes. The goodwill and intangible assets are expected to be deductible over 15 years.
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
Extant Aerospace Acquisitions – For the thirteen week period ended December 30, 2023, the Company's Extant Aerospace subsidiary, which is included within TransDigm’s Power & Control segment, completed an acquisition of substantially all of the assets and technical data rights of a certain product line, which met the definition of a business, for a total purchase price of $13 million. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $6 million of goodwill and $3 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.
For the fiscal year ended September 30, 2023, the Company's Extant Aerospace subsidiary, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $24 million. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $12 million of goodwill and $6 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years.
Pro forma net sales and results of operations for the Extant Aerospace product line acquisitions, had they occurred at the beginning of the thirteen week periods ended December 30, 2023 or December 31, 2022 are not material and, accordingly, are not provided.

The acquisitions completed by the Company strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase prices paid reflect the current EBITDA and cash flows, as well as the future EBITDA and cash flows expected to be generated by the businesses, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.
3.    REVENUE RECOGNITION
TransDigm's sales are concentrated in the aerospace and defense industry. The Company’s customers include: distributors of aerospace components, commercial airlines, large commercial transport and regional and business aircraft original equipment manufacturers (“OEMs”), various armed forces of the U.S. and friendly foreign governments, defense OEMs, system suppliers, and various other industrial customers.
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
In certain contracts, control transfers to the customer over time, primarily in contracts where the customer is required to pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit relative to the work performed for products that were customized for the customer. Therefore, we recognize revenue over time for those agreements that have a right to margin and where the products being produced have no alternative use.
Based on our production cycle, it is generally expected that goods related to the revenue will be shipped and billed within twelve months. For revenue recognized over time, we estimate the amount of revenue attributable to a contract earned at a given point during the production cycle based on certain costs, such as materials and labor incurred to date, plus the expected profit, which is a cost-to-cost input method.
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

	December 30, 2023	September 30, 2023
Contract assets, current (1)	$196	$191
Contract assets, non-current (2)	—	1
Total contract assets	196	192
Contract liabilities, current (3)	92	79
Contract liabilities, non-current (4)	7	8
Total contract liabilities	99	87
Net contract assets	$97	$105

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
The increase in the Company's total contract assets at December 30, 2023 compared to September 30, 2023 is primarily due to the timing and status of work in process and/or milestones of certain contracts. The increase in the Company's total contract liabilities at December 30, 2023 compared to September 30, 2023 is primarily due to the receipt of advance payments. For the thirteen week period ended December 30, 2023, the revenue recognized that was previously included in contract liabilities was approximately $9 million.
Refer to Note 11, “Segments,” for disclosures related to the disaggregation of revenue.
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
As of December 30, 2023 and September 30, 2023, the allowance for uncollectible accounts was $33 million and $31 million, respectively. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.

4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022
Numerator for earnings per share:
Net income	$382	$229
Less: Net income attributable to noncontrolling interests	—	(1)
Net income attributable to TD Group	382	228
Less: Dividends paid on participating securities (1)	(101)	(38)
Net income applicable to TD Group common stockholders—basic and diluted	$281	$190
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	55.4	54.4
Vested options deemed participating securities	2.3	2.7
Total shares for basic and diluted earnings per share	57.7	57.1
Earnings per share—basic and diluted	$4.87	$3.33

(1)Represents dividend equivalent payments in the first quarter of fiscal 2024 and 2023 of approximately $101 million, of which $18 million was accrued as of September 30, 2023 and the remaining $83 million was associated with the November 2023 $35.00 dividend declaration, and $38 million, respectively.
5.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	December 30, 2023	September 30, 2023
Raw materials and purchased component parts	$1,208	$1,144
Work-in-progress	480	455
Finished goods	235	226
Total	1,923	1,825
Reserves for excess and obsolete inventory	(215)	(209)
Inventories—Net	$1,708	$1,616
6.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	December 30, 2023			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,022	$—	$1,022	$1,019	$—	$1,019
Technology	2,138	917	1,221	2,124	888	1,236
Order backlog	2	2	—	7	6	1
Customer relationships	631	146	485	623	136	487
Other	10	5	5	9	5	4
Total	$3,803	$1,070	$2,733	$3,782	$1,035	$2,747
The aggregate amortization expense on identifiable intangible assets is approximately $35 million and $34 million for the thirteen week periods ended December 30, 2023 and December 31, 2022, respectively.

As disclosed in Note 2, “Acquisitions,” the estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the thirteen week period ended December 30, 2023 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$6
	6
Intangible assets subject to amortization:
Technology	2	20 years
Customer relationships	1	20 years
	3
Total	$9
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2023 through December 30, 2023 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2023	$4,194	$4,701	$93	$8,988
Goodwill acquired during the period (Note 2)	6	—	—	6
Purchase price allocation adjustments (1)	—	1	—	1
Currency translation adjustments and other	22	19	—	41
Balance at December 30, 2023	$4,222	$4,721	$93	$9,036

(1)Related to the opening balance sheet adjustments recorded from the acquisition of Calspan completed during fiscal year 2023, up to the expiration of the measurement period (not to exceed one year). Refer to Note 2, “Acquisitions,” for further information.
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have assessed the changes in events and circumstances through the first quarter of fiscal 2024 and concluded that no triggering events occurred that required interim quantitative testing.

7.    DEBT
The Company’s debt consists of the following (in millions):

	December 30, 2023
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$450	$(1)	$—	$449
Term loans	$7,233	$(29)	$(47)	$7,157
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(23)	2	4,379
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(2)	—	548
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(12)	—	2,638
6.75% secured notes due 2028 (“2028 Secured Notes”)	2,100	(18)	(9)	2,073
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(7)	—	1,193
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(5)	—	745
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(14)	—	1,436
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(10)	(7)	983
Government refundable advances	21	—	—	21
Finance lease obligations	254	—	—	254
	21,608	(120)	(61)	21,427
Less: current portion	81	—	—	81
Long-term debt	$21,527	$(120)	$(61)	$21,346

	September 30, 2023
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$6,249	$(22)	$(48)	$6,179
2026 Secured Notes	4,400	(25)	2	4,377
7.50% 2027 Notes	550	(2)	—	548
5.50% 2027 Notes	2,650	(12)	—	2,638
2028 Secured Notes	2,100	(19)	(10)	2,071
4.625% 2029 Notes	1,200	(7)	—	1,193
4.875% 2029 Notes	750	(5)	—	745
2030 Secured Notes	1,450	(14)	—	1,436
Government refundable advances	21	—	—	21
Finance lease obligations	193	—	—	193
	19,563	(106)	(56)	19,401
Less: current portion	71	—	—	71
Long-term debt	$19,492	$(106)	$(56)	$19,330
Amendment No. 13 and Incremental Term Loan Assumption Agreement – On November 28, 2023, the Company entered into Amendment No. 13 and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 13”) to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”). Under the terms of Amendment No. 13, the Company, among other things, issued $1,000 million in Tranche J term loans maturing February 28, 2031. The Tranche J term loans bear interest at a rate of adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin of 3.25%. The Tranche J term loans were issued at a discount of 0.25%, or approximately $3 million. The Tranche J term loans were fully drawn on November 28, 2023 and the other terms and conditions that apply to the Tranche J term loans are substantially the same as the terms and conditions that apply to the term loans immediately prior to Amendment No. 13. Principal payments commence on March 31, 2024, in which $3 million will be paid on a quarterly basis up to the maturity date.
The Company capitalized $10 million in debt issuance costs associated with the Tranche J term loans during the thirteen week period ended December 30, 2023.

Issuance of $1,000 million Senior Secured Notes due 2031 – On November 28, 2023, the Company entered into a purchase agreement in connection with a private offering of $1,000 million in aggregate principal amount of 7.125% senior secured notes due 2031 (the “2031 Secured Notes”) at an issue price of 99.25% of the principal amount, which represents an approximately $8 million discount. The 2031 Secured Notes were issued pursuant to an indenture, dated as of November 28, 2023, amongst TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The 2031 Secured Notes are guaranteed, on a senior secured basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The 2031 Secured Notes and guarantees rank equally in right of payment with all of TransDigm’s and the guarantors’ existing and future senior indebtedness, senior in right of payment to any of TransDigm’s and the guarantors’ existing and future indebtedness that is, by its terms, expressly subordinated in right of payment to the 2031 Secured Notes and guarantees, and structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries.
The 2031 Secured Notes bear interest at a rate of 7.125% per annum, which accrues from November 28, 2023 and is payable in arrears on June 1 and December 1 of each year, commencing on June 1, 2024. The 2031 Secured Notes mature on December 1, 2031, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $10 million in debt issuance costs associated with the 2031 Secured Notes during the thirteen week period ended December 30, 2023.
Trade Receivable Securitization Facility – The Company’s trade receivable securitization facility (the “Securitization Facility”) effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs.
On July 25, 2023, the Company amended the Securitization Facility to, among other things, increase the borrowing capacity from $350 million to $450 million and extend the maturity date to July 25, 2024. During the first quarter of fiscal 2024, the Company drew the remaining $100 million available under the Securitization Facility. As of December 30, 2023, the Company has borrowed $450 million under the Securitization Facility, which is fully drawn, and bears interest at a rate of 1.6% plus Term SOFR. At December 30, 2023, the applicable interest rate was 6.99%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of December 30, 2023 and September 30, 2023, the outstanding balance of these advances was $21 million.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $254 million and $193 million at December 30, 2023 and September 30, 2023, respectively. The increase in the current fiscal year is attributable to certain new leases of facilities and amendments to previous agreements qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 13, “Leases,” for further disclosure of the Company's lease obligations.
8.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended December 30, 2023 and December 31, 2022, the effective income tax rate was 21.7% and 23.9%, respectively. The Company’s lower effective income tax rate for the thirteen week period ended December 30, 2023, was primarily due to a more significant discrete impact of excess tax benefits associated with share-based payments. The Company's effective income tax rate for the thirteen week period ended December 30, 2023 was slightly higher than the federal statutory tax rate of 21% primarily due to an increase in the valuation allowance applicable to the Company's net interest deduction limitation carryforward, offset by the discrete impact of excess tax benefits associated with share-based payments.

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
Unrecognized tax benefits at December 30, 2023 and September 30, 2023, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $17 million. The Company classifies all income tax-related interest and penalties as income tax expense, which were not significant for the thirteen week periods ended December 30, 2023 and December 31, 2022. As of December 30, 2023 and September 30, 2023, the Company accrued $6 million for the potential payment of interest and penalties. Within the next twelve months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $6 million resulting from the resolution or closure of tax examinations. Any increase in the amount of unrecognized tax benefits within the next twelve months is not expected to be material.
9.    FAIR VALUE MEASUREMENTS
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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		December 30, 2023		September 30, 2023
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$4,135	$4,135	$3,472	$3,472
Interest rate swap agreements (1)	2	75	75	103	103
Interest rate swap agreements (2)	2	20	20	41	41
Interest rate cap agreements (2)	2	39	39	53	53
Interest rate collar agreements (2)	2	4	4	17	17
Liabilities:
Foreign currency forward exchange contracts (3)	2	—	—	5	5
Interest rate swap agreements (4)	2	3	3	3	3
Interest rate cap agreements (4)	2	1	1	1	1
Short-term borrowings - trade receivable securitization facility (5)	2	449	449	349	349
Long-term debt, including current portion:
Term loans (5)	2	7,157	7,216	6,179	6,212
2026 Secured Notes (5)	1	4,379	4,378	4,377	4,329
7.50% 2027 Notes (5)	1	548	552	548	549
5.50% 2027 Notes (5)	1	2,638	2,607	2,638	2,484
2028 Secured Notes (5)	1	2,073	2,137	2,071	2,069
4.625% 2029 Notes (5)	1	1,193	1,116	1,193	1,047
4.875% 2029 Notes (5)	1	745	698	745	654
2030 Secured Notes (5)	1	1,436	1,494	1,436	1,423
2031 Secured Notes (5)	1	983	1,051	—	—
Government refundable advances	2	21	21	21	21
Finance lease obligations	2	254	254	193	193

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.

(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
(5)The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 7, “Debt,” for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at December 30, 2023 and September 30, 2023.
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

During the second quarter of fiscal 2023, we entered into LIBOR to Term SOFR basis interest rate swap and cap transactions to effectively convert our existing swaps and cap from LIBOR-based to Term SOFR-based. The basis swaps and cap offset the LIBOR exposure of the existing swaps and cap and effectively fix the Term SOFR rate for the notional amount. We also entered into forward starting interest rate collar agreements during the second quarter of fiscal 2023. The interest rate collar agreements establish a range where we will pay the counterparties if the three-month Term SOFR rate falls below the established floor rate of 2.0%, and the counterparties will pay us if the three-month Term SOFR rate exceeds the ceiling rate of 3.5%. The collar will settle quarterly from the effective date through the maturity date. No payments or receipts will be exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates.
The tables below summarize the key terms of the swaps, cap and collars as of December 30, 2023 (aggregated by effective date).
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

	December 30, 2023		September 30, 2023
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$39	$1	$53	$1
Interest rate collar agreements	4	—	17	—
Interest rate swap agreements	95	3	144	3
Net derivatives as classified in the condensed consolidated balance sheets (1)	$138	$4	$214	$4

(1)Refer to Note 9, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of the Company's interest rate swap, cap and collar agreements.
Based on the fair value amounts determined as of December 30, 2023, the estimated net amount of existing (gains) losses and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately ($71) million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At December 30, 2023, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $124 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at December 30, 2023 is nine months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the thirteen week period ended December 30, 2023, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales was approximately $1 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit. As of December 30, 2023, the Company expects to record a net loss of less than $1 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months.

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

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$177	$152
Commercial and non-aerospace aftermarket	296	242
Defense	412	331
Total Power & Control	885	725

Airframe
Commercial and non-aerospace OEM	272	201
Commercial and non-aerospace aftermarket	324	238
Defense	266	198
Total Airframe	862	637

Total Non-aviation	42	35

Net Sales	$1,789	$1,397
The following table reconciles EBITDA As Defined by segment to consolidated income from operations before income taxes (in millions):

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022
EBITDA As Defined
Power & Control	$509	$401
Airframe	431	312
Non-aviation	17	14
Total segment EBITDA As Defined	957	727
Less: Unallocated corporate EBITDA As Defined	45	28
Total Company EBITDA As Defined	912	699
Depreciation and amortization expense	71	63
Interest expense-net	300	286
Acquisition and divestiture transaction-related expenses	2	3
Non-cash stock and deferred compensation expense	51	35
Refinancing costs	—	4
Other, net	—	7
Income from operations before income taxes	$488	$301
The following table presents total assets by segment (in millions):

	December 30, 2023	September 30, 2023
Total assets
Power & Control	$7,440	$7,315
Airframe	9,083	8,972
Non-aviation	228	234
Corporate	3,934	3,449
	$20,685	$19,970

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCI”), net of taxes, for the thirteen week periods ended December 30, 2023 and December 31, 2022 (in millions):

	Unrealized (losses) gains on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2023	$143	$2	$(243)	$(98)
Net current-period other comprehensive (loss) income (4)	(53)	—	91	38
Balance at December 30, 2023	$90	$2	$(152)	$(60)

Balance at September 30, 2022	$123	$(10)	$(380)	$(267)
Net current-period other comprehensive income (4)	22	—	137	159
Balance at December 31, 2022	$145	$(10)	$(243)	$(108)

(1)Represents unrealized (losses) gains on derivatives designated and qualifying as cash flow hedges, net of taxes, of ($18) million and $7 million for the thirteen week periods ended December 30, 2023 and December 31, 2022, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity on the defined pension plan and postretirement benefit plan for the thirteen week periods ended December 30, 2023 and December 31, 2022.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
(4)Presented net of reclassifications out of AOCI into earnings, specifically net sales and interest expense-net, for realized (losses) gains on derivatives designated and qualifying as cash flow hedges of ($1) million (net of taxes of less than ($1) million) and $28 million (net of taxes of $9 million), respectively, for the thirteen week period ended December 30, 2023 and ($1) million (net of taxes of less than ($1) million) and $6 million (net of taxes of $2 million), respectively, for the thirteen week period ended December 31, 2022.
13.    LEASES
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
The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The discount rate implicit within our leases is generally not determinable and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on the lease term and the currency in which lease payments are made. The length of a lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company made an accounting policy election to not recognize lease assets or liabilities for leases with a term of twelve months or less. Additionally, when accounting for leases, the Company combines payments for leased assets, related services and other components of a lease.

The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended
	Classification	December 30, 2023	December 31, 2022
Operating lease cost	Cost of sales or selling and administrative expenses	$5	$5
Finance lease cost:
Amortization of leased assets	Cost of sales	3	2
Interest on lease liabilities	Interest expense-net	2	3
Total lease cost		$10	$10
Supplemental cash flow information related to leases is as follows (in millions):

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$5	$5
Operating cash outflows from finance leases	3	3
Financing cash outflows from finance leases	1	1

Lease assets obtained in exchange for new lease obligations:
Operating leases	$1	$—
Financing leases	59	48
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	December 30, 2023	September 30, 2023
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$59	$64

Current operating lease liabilities	Accrued and other current liabilities	16	16
Long-term operating lease liabilities	Other non-current liabilities	45	51
Total operating lease liabilities		$61	$67

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment-net	$237	$176

Current finance lease liabilities	Current portion of long-term debt	5	5
Long-term finance lease liabilities	Long-term debt	249	188
Total finance lease liabilities		$254	$193
As of December 30, 2023, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	5.5 years
Finance leases	21.7 years

Weighted-average discount rate
Operating leases	6.0%
Finance leases	7.0%

Maturities of lease liabilities at December 30, 2023 are as follows (in millions):

	Operating Leases	Finance Leases
2024	$14	$13
2025	17	20
2026	12	20
2027	10	21
2028	5	22
Thereafter	14	444
Total future minimum lease payments	72	540
Less: imputed interest	11	286
Present value of lease liabilities reported	$61	$254
14.    COMMITMENTS AND CONTINGENCIES
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
No loss contingency related to the voluntary refund request has been recorded as of December 30, 2023 as the Company has concluded that based on the current facts and circumstances, it's uncertain as to whether or not the requested voluntary refund will be made.

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
This Quarterly Report on Form 10-Q contains both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including those described under “Risk Factors” in this Quarterly Report on Form 10-Q. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements or the risk factors contained in this Quarterly Report on Form 10-Q to reflect new information, future events or otherwise, except as may be required under federal securities laws.
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
For the first quarter of fiscal year 2024, we generated net sales of $1,789 million and net income attributable to TD Group of $382 million. EBITDA As Defined was $912 million, or 51.0% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income from operations and net cash provided by operating activities.
In the first quarter of fiscal 2024, we continued to see a rebound in our commercial aerospace end markets from the COVID-19 pandemic and despite economic headwinds and are encouraged by the progression of the commercial aerospace market recovery to date, building off of the progress from fiscal 2023. Commercial air travel in domestic markets continues to lead the air traffic recovery with most domestic markets nearing, achieving or surpassing pre-pandemic air traffic levels. The pace of the international recovery has been slower than the domestic recovery and remains below pre-pandemic levels. However, international revenue passenger kilometers (“RPKs”), a metric used to measure air traffic demand, continues to make positive strides as countries, particularly those in Asia, have removed international traveler restrictions and there is pent-up demand for long-haul travel. Current industry consensus indicates that worldwide RPKs will recover or surpass calendar year 2019 (i.e., pre-pandemic levels) in calendar year 2024. Therefore, we expect the Company's commercial aerospace end markets to continue progressing the remainder of fiscal 2024 barring any significant disruptions or setbacks. In the first quarter of fiscal 2024, we experienced improved sales in the commercial original equipment manufacturer (“OEM”) sector primarily due to increased aircraft production by Boeing and Airbus. Aircraft production rates continue to lag pre-pandemic levels, mainly due to continued commercial OEM supply chain and production issues that are slowing the pace of new aircraft manufacturing. Airline demand for new aircraft is strong and both Boeing and Airbus have disclosed further planned OEM production rate increases for calendar 2024; however, we are monitoring the Federal Aviation Administration's recent halting of Boeing's planned MAX production increase due to Boeing's ongoing quality control issues.
The pace of U.S. government defense spending outlays and government funding reprioritization provides for uncertainty in the defense aerospace market. Beginning in the second half of fiscal 2023 and continuing into the first quarter of fiscal 2024, defense sales have increased compared to the comparable prior year period due to improving U.S. government defense spend outlays, which we are hopeful will continue in subsequent quarters. Department of Defense (“DOD”) budgets have also trended upwards; however, the ongoing conflicts between Russia and Ukraine and Israel and Hamas and potential impact on reprioritization of U.S. government defense spending and other ancillary impacts of these conflicts causes uncertainty.
The global supply chain and labor markets, though improving, continue to be disrupted. The disruption has resulted in delays in the availability of certain raw materials and increased freight costs, raw material costs and labor costs. Our business has been adversely affected, though not materially, and could continue to be adversely affected by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
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

A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed on November 9, 2023. Refer to Note 1, “Basis of Presentation,” in the notes to the condensed consolidated financial statements included herein for further disclosure of accounting standards recently adopted or required to be adopted in the future.
Acquisitions
Recent acquisitions are described in Note 2, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	December 30, 2023		% of Net Sales	December 31, 2022		% of Net Sales
Net sales	$1,789		100.0%	$1,397		100.0%
Cost of sales	747		41.8%	604		43.2%
Selling and administrative expenses	220		12.3%	169		12.1%
Amortization of intangible assets	35		2.0%	34		2.4%
Income from operations	787		44.0%	590		42.2%
Interest expense-net	300		16.8%	286		20.5%
Refinancing costs	—		—%	4		0.3%
Other income	(1)		(0.1)%	(1)		(0.1)%
Income tax provision	106		5.9%	72		5.2%
Income from operations	382		21.4%	229		16.4%
Less: Net income attributable to noncontrolling interests	—		—%	(1)		(0.1)%
Net income attributable to TD Group	$382		21.4%	$228		16.3%
Net income applicable to TD Group common stockholders	$281	(1)	15.7%	$190	(1)	13.6%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$4.87	(2)		$3.33	(2)
Cash dividends paid per common share	$35.00			$—
Weighted-average shares outstanding—basic and diluted	57.7			57.1
Other Data:
EBITDA	$859	(3)		$650	(3)
EBITDA As Defined	$912	(3)	51.0%	$699	(3)	50.0%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends paid on participating securities, including dividend equivalent payments of $101 million and $38 million for the thirteen week periods ended December 30, 2023 and December 31, 2022, respectively.
(2)Earnings per share is calculated by dividing net income applicable to TD Group common stockholders by the basic and diluted weighted average common shares outstanding.
(3)Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure.

Changes in Results of Operations
Thirteen week period ended December 30, 2023 compared with the thirteen week period ended December 31, 2022
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended December 30, 2023 and December 31, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	December 30, 2023	December 31, 2022	Change
Organic sales	$1,725	$1,397	$328	23.5%
Acquisition sales	64	—	64	4.6%
Net sales	$1,789	$1,397	$392	28.1%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. Refer to Note 2, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's recent acquisitions activity.
The increase in organic sales of $328 million for the thirteen week period ended December 30, 2023 compared to the thirteen week period ended December 31, 2022 is primarily related to increases in defense sales ($149 million, an increase of 28.0%), commercial aftermarket sales ($101 million, an increase of 21.3%) and commercial OEM sales ($77 million, an increase of 24.9%). The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first quarter of fiscal 2024 compared to fiscal 2023, particularly internationally. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries.
The acquisition sales for the thirteen week period ended December 30, 2023 are attributable to Calspan Corporation (“Calspan”), which was acquired in the third quarter of fiscal 2023.
•Cost of Sales and Gross Profit. Cost of sales increased by $143 million, or 23.7%, to $747 million for the thirteen week period ended December 30, 2023 compared to $604 million for the thirteen week period ended December 31, 2022. Cost of sales and the related percentage of net sales for the thirteen week periods ended December 30, 2023 and December 31, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022	Change	% Change
Cost of sales - excluding costs below	$732	$592	$140	23.6%
% of net sales	40.9%	42.4%
Foreign currency losses	14	18	(4)	(22.2)%
% of net sales	0.8%	1.3%
Non-cash stock and deferred compensation expense	5	4	1	25.0%
% of net sales	0.3%	0.3%
Inventory acquisition accounting adjustments	1	2	(1)	(50.0)%
% of net sales	0.1%	0.1%
Loss contract amortization	(5)	(12)	7	58.3%
% of net sales	(0.3)%	(0.9)%
Total cost of sales	$747	$604	$143	23.7%
% of net sales	41.8%	43.2%
Gross profit (Net sales less Total cost of sales)	$1,042	$793	$249	31.4%
Gross profit percentage (Gross profit / Net sales)	58.2%	56.8%

Cost of sales during the thirteen week period ended December 30, 2023 decreased as a percentage of net sales despite increased inflationary pressures. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume. A favorable sales mix, specifically, higher commercial aftermarket sales as a percentage of net sales compared to commercial OEM net sales, also contributed to the gross profit as a percentage of net sales increasing by 1.4 percentage points to 58.2% for the thirteen week period ended December 30, 2023 from 56.8% for the thirteen week period ended December 31, 2022.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $51 million to $220 million, or 12.3% of net sales, for the thirteen week period ended December 30, 2023 from $169 million, or 12.1% of net sales, for the thirteen week period ended December 31, 2022. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended December 30, 2023 and December 31, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022	Change	% Change
Selling and administrative expenses - excluding costs below	$175	$138	$37	26.8%
% of net sales	9.8%	9.9%
Non-cash stock and deferred compensation expense	45	31	14	45.2%
% of net sales	2.5%	2.2%
Total selling and administrative expenses	$220	$169	$51	30.2%
% of net sales	12.3%	12.1%
Selling and administrative expenses as a percentage of net sales for the thirteen week period ended December 30, 2023 are consistent with the thirteen week period ended December 31, 2022 despite the higher inflationary environment compared to a year ago due to continued strategic cost mitigation efforts. The increase in selling and administrative expenses is primarily a result of the Calspan acquisition in the third quarter of fiscal 2023 and higher net sales across our businesses. The increase in non-cash stock and deferred compensation expense is primarily attributable to the increase in the Black-Scholes fair value of the stock option grants impacting non-cash stock compensation expense. The increase in the Black-Scholes fair value is due to the appreciation of the stock price, which is a key assumption used to determine the Black-Scholes fair value.
•Amortization of Intangible Assets. Amortization of intangible assets was $35 million for the thirteen week period ended December 30, 2023 compared to $34 million for the thirteen week period ended December 31, 2022. The increase in amortization expense of $1 million was primarily due to the amortization expense recognized on intangible assets from the third quarter of fiscal 2023 acquisition of Calspan.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $14 million, or 4.9%, to $300 million for the thirteen week period ended December 30, 2023 from $286 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due an increase in the base rates, i.e., Term Secured Overnight Financing Rate (“Term SOFR”) and London Inter-Bank Offered Rate (“LIBOR”), to the portion of our variable rate debt that is not hedged (refer to Note 10, "“Derivatives and Hedging Activities” for information on our hedges). This was partially offset by a $15 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended December 30, 2023 was 6.3% compared to 5.9% for the thirteen week period ended December 31, 2022.
•Refinancing Costs. No refinancing costs were incurred for the thirteen week period ended December 30, 2023. Refinancing costs of $4 million recorded for the thirteen week period ended December 31, 2022 were primarily related to third party fees incurred for the refinancing activity under Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 10”), to the Second Amended and Restated Credit Agreement, dated June 4, 2014 (the “Credit Agreement”) completed during the first quarter of fiscal 2023.
•Other Income. Other income was $1 million for the thirteen week periods ended December 30, 2023 and December 31, 2022, respectively. The activity in both periods primarily relates to the non-service related components of benefit costs on the Company's benefit plans.

•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 21.7% for the thirteen week period ended December 30, 2023 compared to 23.9% for the thirteen week period ended December 31, 2022. The Company’s lower effective tax rate for the thirteen week period ended December 30, 2023 was primarily due was to a more significant discrete impact of excess tax benefits associated with share-based payments, partially offset by an increase in the valuation allowance applicable to the Company's net interest deduction limitation carryforward.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $154 million, or 67.5%, to $382 million for the thirteen week period ended December 30, 2023 compared to net income attributable to TD Group of $228 million for the thirteen week period ended December 31, 2022, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $4.87 for the thirteen week period ended December 30, 2023 and $3.33 for the thirteen week period ended December 31, 2022. Net income attributable to TD Group for the thirteen week period ended December 30, 2023 of $382 million was decreased by dividend equivalent payments of $101 million, or $1.75 per share, resulting in net income applicable to TD Group common stockholders of $281 million, or $4.87 per share. Net income attributable to TD Group for the thirteen week period ended December 31, 2022 of $228 million was decreased by dividend equivalent payments of $38 million, or $0.67 per share, resulting in net income applicable to TD Group common stockholders of $190 million, or $3.33 per share.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended December 30, 2023 and December 31, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 30, 2023	% of Net Sales	December 31, 2022	% of Net Sales	Change	% Change
Power & Control	$885	49.5%	$725	51.9%	$160	22.1%
Airframe	862	48.2%	637	45.6%	225	35.3%
Non-aviation	42	2.3%	35	2.5%	7	20.0%
Net sales	$1,789	100.0%	$1,397	100.0%	$392	28.1%
Net sales for the Power & Control segment increased $160 million, an increase of 22.1%, for the thirteen week period ended December 30, 2023 compared to the thirteen week period ended December 31, 2022. The sales increase resulted primarily from increases in organic sales in defense ($81 million, an increase of 24.5%), commercial aftermarket ($51 million, an increase of 21.7%) and commercial OEM ($24 million, an increase of 17.4%). The increase in defense sales is primarily attributable to slowly improving U.S. government defense spend outlays. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first quarter of fiscal 2024 compared to fiscal 2023. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries.
Net sales for the Airframe segment increased $225 million, an increase of 35.3%, for the thirteen week period ended December 30, 2023 compared to the thirteen week period ended December 31, 2022. The sales increase resulted primarily from increases in organic sales in defense ($68 million, an increase of 34.4%), commercial OEM ($52 million, an increase of 30.0%) and commercial aftermarket ($49 million, an increase of 21.0%). The increase in defense sales, commercial OEM sales and commercial aftermarket sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. Acquisition sales were approximately $64 million for the thirteen week period ended December 30, 2023 due to the impact of the Calspan acquisition. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date.
The change in Non-aviation net sales compared to the thirteen week period in the prior fiscal year was not material.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended December 30, 2023 and December 31, 2022 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 30, 2023	% of Segment Net Sales		December 31, 2022	% of Segment Net Sales		Change	% Change
Power & Control	$509	57.5%		$401	55.3%		$108	26.9%
Airframe	431	50.0%		312	49.0%		119	38.1%
Non-aviation	17	40.5%		14	40.0%		3	21.4%
Total segment EBITDA As Defined	957	53.5%		727	52.0%		230	31.6%
Less: Unallocated corporate EBITDA As Defined	45	2.5%	(1)	28	2.0%	(1)	17	60.7%
Total Company EBITDA As Defined	$912	51.0%	(1)	$699	50.0%	(1)	$213	30.5%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $108 million, an increase of 26.9%, resulting from higher organic sales in the defense, commercial OEM and commercial aftermarket channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategy and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $119 million, an increase of 38.1%. The increase in EBITDA as Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. EBITDA As Defined for the Airframe segment from acquisitions was approximately $18 million due to the impact of the Calspan acquisition. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date.
The change in Non-aviation EBITDA As Defined compared to the thirteen week period in the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments. The increase compared to the prior fiscal year is primarily attributable to the current fiscal year portion of the deferred compensation plan adopted in the fourth quarter of fiscal 2022 for certain members of non-executive management.
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	December 30, 2023	September 30, 2023
Selected Balance Sheet Data:
Cash and cash equivalents	$4,135	$3,472
Working capital (Total current assets less total current liabilities)	5,578	5,159
Total assets	20,685	19,970
Total debt (1)	21,876	19,750
TD Group stockholders’ deficit	(3,513)	(1,984)

(1)Includes debt issuance costs, original issue discount and premiums. Reference Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$636	$377
Investing activities	(50)	(41)
Financing activities	67	(65)
Capital expenditures	36	31
Ratio of earnings to fixed charges (1)	2.6x	2.0x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, original issue discount and premium and the “interest component” of rental expense.
Significant Transactions – First Quarter of Fiscal 2024
On November 9, 2023, TransDigm entered into a definitive agreement to acquire the Electron Device Business of CPI for approximately $1,385 million in cash. The acquisition, which is expected to close in fiscal 2024, is expected to be financed through existing cash on hand, inclusive of a portion of the cash proceeds from the new long-term debt issued in the first quarter of fiscal 2024 (further described below and in Note 7, "Debt").
On November 27, 2023, the Company paid a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. Total cash payments, funded by existing cash on hand, of special dividend and dividend equivalents, were approximately $2,020 million.
On November 28, 2023, the Company completed the issuance of $2,000 million in new senior debt ($1,000 million in 7.125% senior secured notes due 2031 and $1,000 million in Tranche J term loans), which is expected to be used to fund the acquisition of the Electron Device Business of CPI and for general corporate purposes.
On December 28, 2023, the Company drew the remaining $100 million available on its trade receivable securitization facility.
* * * * *
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
The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 10, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of December 30, 2023, approximately 86% of our gross debt was fixed rate.
As of December 30, 2023, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of December 30, 2023
Cash and cash equivalents	$4,135
Availability on revolving credit facility	756
Cash liquidity	$4,891
We believe our significant cash liquidity will allow us to meet our anticipated funding requirements, including the funding of $1,385 million acquisition of the Electron Device Business of CPI. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. There is no maturity on any tranche of term loans or notes until March 2026.

In connection with the continued application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business acquisitions, pay dividends to our shareholders and make opportunistic investments in our own stock, subject to any restrictions in our existing credit agreement and market conditions.
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
Operating Activities. The Company generated $636 million of net cash from operating activities during the thirteen week period ended December 30, 2023 compared to $377 million during the thirteen week period ended December 31, 2022.
The change in accounts receivable during the thirteen week period ended December 30, 2023 was a source of cash of $94 million compared to a source of cash of $121 million during the thirteen week period ended December 31, 2022. The decrease in the source of cash of $27 million is primarily attributable to the timing of cash receipts. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during the thirteen week period ended December 30, 2023 was a use of cash of $78 million compared to a use of cash of $89 million during the thirteen week period ended December 31, 2022. The decrease in the use of cash of $11 million is primarily driven by higher sales activity partially offset by increased purchasing from higher demand. The Company continues to actively and strategically manage inventory levels in response to the ongoing supply chain challenges.
The change in accounts payable during the thirteen week period ended December 30, 2023 was a use of cash of $21 million compared to a use of cash of $13 million during the thirteen week period ended December 31, 2022. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $50 million during the thirteen week period ended December 30, 2023, consisting primarily of capital expenditures of $36 million and the acquisition of a certain product line for approximately $13 million.
Net cash used in investing activities was $41 million during the thirteen week period ended December 31, 2022, consisting of capital expenditures of $31 million and the remaining $10 million cash payment due for a certain product line acquired at the end of fiscal 2022.
Financing Activities. Net cash provided by financing activities was $67 million during the thirteen week period ended December 30, 2023. The source of cash was primarily attributable to the net proceeds from the issuance of Tranche J term loans of $988 million, net proceeds of $983 million from the completion of the 2031 Secured Notes offering, proceeds of $100 million drawn on the revolving credit facility and $52 million in proceeds from stock option exercises. This was primarily offset by dividend and dividend equivalent payments of $2,038 million and principal payments on Tranche H and Tranche I term loans of $16 million. For the Tranche J term loans, principal payments commence on March 31, 2024, in which $3 million will be paid on a quarterly basis up to the maturity date.
Net cash used in financing activities was $65 million during the thirteen week period ended December 31, 2022. The use of cash was primarily attributable to repayments on term loans of $1,739 million, which consists of the full repayment of existing Tranche G term loans and fees ($1,725 million) plus principal payments on Tranche E and Tranche F term loans ($14 million), and dividend equivalent payments of $38 million. This was partially offset by $1,690 million in proceeds of Tranche H term loans (replacing the Tranche G term loans) and $27 million in proceeds from stock option exercises.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. During the thirteen week period ended December 30, 2023, other than the financing activity further described in Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facilities
On November 28, 2023, the Company entered into Amendment No. 13 and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 13”) to the Credit Agreement. Under the terms of Amendment No. 13, the Company, among other things, issued $1,000 million in Tranche J term loans maturing February 28, 2031. The Tranche J term loans bear interest at a rate of adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin of 3.25%. The Tranche J term loans were issued at a discount of 0.25%, or approximately $3 million. The Tranche J term loans were fully drawn on November 28, 2023 and the other terms and conditions that apply to the Tranche J term loans are substantially the same as the terms and conditions that apply to the term loans immediately prior to Amendment No. 13.
As of December 30, 2023, TransDigm has $7,233 million in fully drawn term loans (the “Term Loans Facility”) and an $810 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of December 30, 2023):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche H	$1,708 million	February 22, 2027	Term SOFR plus 3.25%
Tranche I	$4,525 million	August 24, 2028	Term SOFR plus 3.25%
Tranche J	$1,000 million	February 28, 2031	Term SOFR plus 3.25%
The Term Loans Facility requires quarterly aggregate principal payments of $19 million. The revolving commitments consist of two tranches which include up to $152 million of multicurrency revolving commitments. At December 30, 2023, the Company had $54 million in letters of credit outstanding and $756 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of 2.50% per annum. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum.
The interest rates per annum applicable to the Term Loans Facility under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to the Term Loans Facility are not subject to a floor. Refer to Note 10, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein for information about how our interest rate swaps, cap and collar agreements are used to hedge and offset, respectively, the variable interest rate portion of our debt.
Indentures
The following table represents the senior subordinated and secured notes outstanding as of December 30, 2023:

Description	Aggregate Principal	Maturity Date	Interest Rate
2026 Secured Notes	$4,400 million	March 15, 2026	6.25%
7.50% 2027 Notes	$550 million	March 15, 2027	7.50%
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
2028 Secured Notes	$2,100 million	August 15, 2028	6.75%
4.625% 2029 Notes	$1,200 million	January 15, 2029	4.625%
4.875% 2029 Notes	$750 million	May 1, 2029	4.875%
2030 Secured Notes	$1,450 million	December 15, 2030	6.875%
2031 Secured Notes	$1,000 million	December 1, 2031	7.125%
The 7.50% 2027 Notes, the 5.50% 2027 Notes, the 4.625% 2029 Notes and the 4.875% 2029 Notes (collectively, the “Subordinated Notes”) were issued at a price of 100% of the principal amount. The 2030 Secured Notes (which, along with the 2026 Secured Notes, 2028 Secured Notes and 2031 Secured Notes, are collectively referred to as the “Secured Notes”) was issued at a price of 100% of its principal amount. The initial $3,800 million offering of the 2026 Secured Notes was issued at a price of was issued at a price of 100% of its principal amount and the subsequent $200 million and $400 million offerings of the 2026 Secured Notes in the second quarter of fiscal 2019 and the third quarter of fiscal 2020, respectively, were issued at a price of 101% of their principal amount, resulting in gross proceeds of $4,411 million. The initial $1,000 million offering and the subsequent $1,100 million offering of the 6.75% senior secured notes due 2028 (collectively, the “2028 Secured Notes”) in the second quarter of fiscal 2023 were issued at a price of 100% and 99%, respectively, of their principal amount, resulting in gross proceeds of $2,089 million. The 2031 Secured Notes were issued in the first quarter of fiscal 2024 at a price of 99.25% of its principal amount, resulting in gross proceeds of $993 million.

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
Guarantor Information
The Subordinated Notes are subordinated to all of our existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, rank equally with all of our existing and future senior subordinated debt and rank senior to all of our future debt that is expressly subordinated to the Subordinated Notes. The Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by TD Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The table set forth in Exhibit 22 filed with this Form 10-Q details the primary obligors and guarantors. The guarantees of the Subordinated Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Subordinated Notes. The Subordinated Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.
The Secured Notes are senior secured debt of TransDigm and rank equally in right of payment with all of TransDigm’s existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, and are senior in right of payment to all of TransDigm’s existing and future senior subordinated debt, including the Subordinated Notes. The 2026 Secured Notes and the 2028 Secured Notes are guaranteed on a senior secured basis by TD Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The 2030 Secured Notes and the 2031 Secured Notes are guaranteed on a senior secured basis by TD Group and each of TransDigm Inc.’s direct and indirect Restricted Subsidiaries (as defined in the applicable indenture) that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm Inc. or any of the guarantors in an aggregate principal amount of at least $200 million. As of the date of this Form 10-Q, the guarantors of the 2030 Secured Notes and 2031 Secured Notes are the same as the guarantors of the 2026 Secured Notes and the 2028 Secured Notes. The table set forth in Exhibit 22 filed with this Form 10-Q details the primary obligors and guarantors. The guarantees of the Secured Notes rank equally in right of payment with all of the guarantors’ existing and future senior secured debt and are senior in right of payment to all of their existing and future senior subordinated debt. The Secured Notes are structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries.
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

(in millions)	December 30, 2023
Current assets	$5,230
Goodwill	7,114
Other non-current assets	3,230
Current liabilities	974
Non-current liabilities	22,037
Amounts (from) due to subsidiaries that are non-issuers and non-guarantors-net	(1,438)

Thirteen Week Period Ended
(in millions)	December 30, 2023
Net sales	$1,425
Sales to subsidiaries that are non-issuers and non-guarantors	8
Cost of sales	561
Expense from subsidiaries that are non-issuers and non-guarantors-net	7
Income from operations	292
Net income attributable to TD Group	292

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
As of December 30, 2023, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
On July 25, 2023, the Company amended the Securitization Facility to, among other things, increase the borrowing capacity from $350 million to $450 million and extend the maturity date to July 25, 2024. During the first quarter of fiscal 2024, the Company drew the remaining $100 million available under the Securitization Facility. As of December 30, 2023, the Company has borrowed $450 million under the Securitization Facility, which is fully drawn, and bears interest at a rate of 1.6% plus Term SOFR. At December 30, 2023, the applicable interest rate was 6.99%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Dividend and Dividend Equivalent Payments
During the first quarter of fiscal 2024, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. Pursuant to the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, all of the vested options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to certain cash dividend equivalent payments in the event of the declaration of a dividend by the Company. In fiscal 2022, all members of the Board of Directors executed amendments to their option agreements in which future dividend declarations result in a reduction of the strike price of their existing options instead of receiving cash dividend equivalent payments.
On November 27, 2023, the Company paid the special cash dividend of $35.00 on each outstanding share of common stock, totaling $1,937 million. Dividend equivalent payments are made during the Company's first fiscal quarter each year and also upon payment of any dividends declared within the current fiscal year. Total dividend equivalent payments in the first quarter of fiscal 2024 and 2023 were approximately $101 million, of which $18 million was accrued as of September 30, 2023 and the remaining $83 million was associated with the November 2023 $35.00 dividend declaration, and $38 million, respectively.

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
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of December 30, 2023, the Company had $54 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022
Net Income	$382	$229
Adjustments:
Depreciation and amortization expense	71	63
Interest expense-net	300	286
Income tax provision	106	72
EBITDA	859	650
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (1)	2	3
Non-cash stock and deferred compensation expense (2)	51	35
Refinancing costs (3)	—	4
Other, net (4)	—	7
EBITDA As Defined	$912	$699

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

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 30, 2023	December 31, 2022
Net cash provided by operating activities	$636	$377
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	(126)	(49)
Interest expense-net (1)	289	277
Income tax provision-current	106	72
Loss contract amortization	5	12
Non-cash stock and deferred compensation expense (2)	(51)	(35)
Refinancing costs (3)	—	(4)
EBITDA	859	650
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (4)	2	3
Non-cash stock and deferred compensation expense (2)	51	35
Refinancing costs (3)	—	4
Other, net (5)	—	7
EBITDA As Defined	$912	$699

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans and deferred compensation plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Annual Report on Form 10-K (for the fiscal year ended September 30, 2023, filed on November 9, 2023). These market risks have not materially changed for the first quarter of fiscal year 2024.
ITEM 4. CONTROLS AND PROCEDURES
As of December 30, 2023, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information with respect to our legal proceedings is contained in Note 14, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements included herein and Note 15, “Commitments and Contingencies,” in Part IV, Item 15. Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed on November 9, 2023. There have been no material changes to this information.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed on November 9, 2023. There have been no material changes to the risk factors described in the Form 10-K.
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
No repurchases were made under the program during the thirteen week period ended December 30, 2023. As of December 30, 2023, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
ITEM 5. OTHER INFORMATION
On December 11, 2023, Kevin Stein, the Company’s President, Chief Executive Officer and Director, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) for the sale of 60,000 shares of common stock issuable upon the exercise of vested options intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which Rule 10b5-1 trading arrangement is scheduled to begin on March 12, 2024 and terminate no later than December 31, 2024.
On February 6, 2024, the Company and Kevin Stein entered into an amendment to Mr. Stein's existing employment agreement. The amendment (1) extends the term of his employment under the agreement through October 1, 2029; (2) updates his annual cash incentive target from 125% to 150% of annual base salary; and (3) acknowledges the applicability of the Company’s updated NYSE-compliant clawback policy.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

10.1	Amendment to Second Amended and Restated Employment Agreement, dated February 6, 2024, between TransDigm Group Incorporated and Kevin Stein*	Filed Herewith
22	Listing of Subsidiary Guarantors	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Inveractive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2024
Kevin Stein

/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	February 8, 2024
Sarah Wynne