Form 10-Q
period 2024-03-30
TransDigm Group INC
filed 2024-05-07
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 30, 2024

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission File Number 001-32833
TransDigm Group Incorporated
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
41-2101738
(I.R.S. Employer Identification No.)

1350 Euclid Avenue,	Suite 1600,	Cleveland,	Ohio	44115
(Address of principal executive offices)				(Zip Code)
(216) 706-2960
(Registrant’s telephone number, including area code)

1301 East 9th Street,	Suite 3000,	Cleveland,	Ohio	44114
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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 55,958,480 as of April 30, 2024.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	March 30, 2024	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,288	$3,472
Restricted cash	550	—
Trade accounts receivable—Net	1,201	1,230
Inventories—Net	1,753	1,616
Prepaid expenses and other	490	420
Total current assets	8,282	6,738
PROPERTY, PLANT AND EQUIPMENT—NET	1,288	1,255
GOODWILL	9,051	8,988
OTHER INTANGIBLE ASSETS—NET	2,709	2,747
OTHER NON-CURRENT ASSETS	247	242
TOTAL ASSETS	$21,577	$19,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$625	$71
Short-term borrowings—trade receivable securitization facility	450	349
Accounts payable	302	305
Accrued and other current liabilities	858	854
Total current liabilities	2,235	1,579
LONG-TERM DEBT	21,331	19,330
DEFERRED INCOME TAXES	606	627
OTHER NON-CURRENT LIABILITIES	427	412
Total liabilities	24,599	21,948
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 61,622,411 and 60,995,513 at March 30, 2024 and September 30, 2023, respectively	1	1
Additional paid-in capital	2,664	2,440
Accumulated deficit	(3,870)	(2,621)
Accumulated other comprehensive loss	(118)	(98)
Treasury stock, at cost; 5,688,639 shares at March 30, 2024 and September 30, 2023, respectively	(1,706)	(1,706)
Total TD Group stockholders’ deficit	(3,029)	(1,984)
NONCONTROLLING INTERESTS	7	6
Total stockholders’ deficit	(3,022)	(1,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,577	$19,970
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
NET SALES	$1,919	$1,592	$3,708	$2,989
COST OF SALES	767	663	1,515	1,268
GROSS PROFIT	1,152	929	2,193	1,721
SELLING AND ADMINISTRATIVE EXPENSES	248	199	467	369
AMORTIZATION OF INTANGIBLE ASSETS	37	35	72	68
INCOME FROM OPERATIONS	867	695	1,654	1,284
INTEREST EXPENSE—NET	326	295	626	581
REFINANCING COSTS	28	5	28	9
OTHER INCOME	(6)	(2)	(8)	(3)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	519	397	1,008	697
INCOME TAX PROVISION	115	93	222	164
NET INCOME	404	304	786	533
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$403	$304	$785	$532
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$403	$304	$684	$494
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$6.97	$5.32	$11.83	$8.65
Cash dividends paid per common share	$—	$—	$35.00	$—
Weighted-average shares outstanding:
Basic and diluted	57.8	57.1	57.8	57.1
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net income	$404	$304	$786	$533
Less: Net income attributable to noncontrolling interests	(1)	—	(1)	(1)
Net income attributable to TD Group	$403	$304	$785	$532
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(60)	43	31	180
Unrealized gains (losses) on derivatives	2	(31)	(51)	(9)
Pension and post-retirement benefit plans adjustment	—	—	—	—
Other comprehensive (loss) income, net of tax, attributable to TD Group	(58)	12	(20)	171
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$345	$316	$765	$703
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
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2023	60,995,513	$1	$2,440	$(2,621)	$(98)	(5,688,639)	$(1,706)	$6	$(1,978)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Special dividends ($35 per share) and dividend equivalents	—	—	—	(2,020)	—	—	—	—	(2,020)
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	26	—	—	—	—	—	26
Exercise of employee stock options	216,150	—	52	—	—	—	—	—	52
Net income attributable to TD Group	—	—	—	382	—	—	—	—	382
Foreign currency translation adjustment, net of tax	—	—	—	—	91	—	—	—	91
Unrealized loss on derivatives, net of tax	—	—	—	—	(53)	—	—	—	(53)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 30, 2023	61,211,663	$1	$2,518	$(4,266)	$(60)	(5,688,639)	$(1,706)	$7	$(3,506)
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	33	—	—	—	—	—	33
Exercise of employee stock options	410,748	—	113	—	—	—	—	—	113
Net income attributable to TD Group	—	—	—	403	—	—	—	—	403
Foreign currency translation adjustment, net of tax	—	—	—	—	(60)	—	—	—	(60)
Unrealized gain on derivatives, net of tax	—	—	—	—	2	—	—	—	2
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—March 30, 2024	61,622,411	$1	$2,664	$(3,870)	$(118)	(5,688,639)	$(1,706)	$7	$(3,022)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES:
Net income	$786	$533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71	61
Amortization of intangible assets and product certification costs	72	68
Amortization of debt issuance costs, original issue discount and premium	22	20
Amortization of inventory step-up	3	2
Amortization of loss contract reserves	(17)	(19)
Refinancing costs	28	9
Non-cash stock and deferred compensation expense	111	77
Deferred income taxes	(1)	—
Foreign currency exchange losses	5	22
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	36	(33)
Inventories	(114)	(176)
Income taxes (receivable) payable	(136)	21
Other assets	(23)	(26)
Accounts payable	(9)	6
Accrued interest	61	14
Accrued and other liabilities	(30)	(72)
Net cash provided by operating activities	865	507
INVESTING ACTIVITIES:
Capital expenditures	(84)	(66)
Acquisition of businesses, net of cash acquired	(87)	(10)
Net cash used in investing activities	(171)	(76)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	165	119
Dividends and dividend equivalent payments	(2,038)	(38)
Proceeds from issuance of senior secured notes, net	5,887	2,066
Repayments of senior secured notes	(4,400)	—
Proceeds from term loans, net	2,689	6,235
Proceeds from trade receivable securitization facility, net	99	—
Repayment on term loans	(1,730)	(7,303)
Financing costs and other, net	(4)	(11)
Net cash provided by financing activities	668	1,068
EFFECT OF EXCHANGE RATE CHANGES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4	18
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,366	1,517
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	3,472	3,001
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$4,838	$4,518
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$545	$545
Cash paid during the period for income taxes, net of refunds	$350	$154
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEK PERIODS ENDED MARCH 30, 2024 AND APRIL 1, 2023
(UNAUDITED)

1.    BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Company”, “TD Group”, “TransDigm”, “we” or “us” refer to TransDigm Group Incorporated and its subsidiaries.
Principles of Consolidation
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2023 included in TD Group’s Annual Report on Form 10-K filed on November 9, 2023. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2023 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 30, 2024 are not necessarily indicative of the results to be expected for the full year.
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

2.    ACQUISITIONS
CPI Electron Device Business – On November 9, 2023, the Company entered into a definitive agreement to acquire all the outstanding stock of the Electron Device Business of Communications & Power Industries (“CPI”), a portfolio company of TJC, L.P., for approximately $1,385 million in cash. CPI’s Electron Device Business is a leading global manufacturer of electronic components and subsystems primarily serving the aerospace and defense market. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The acquisition is expected to close in fiscal 2024, subject to regulatory approval in the United States (“U.S.”) and customary closing conditions. In February 2024, TransDigm received regulatory approval from the United Kingdom. The acquisition is expected to be financed through existing cash on hand, inclusive of a portion of the cash proceeds from the new long-term debt issued in the first quarter of fiscal 2024. Refer to Note 7, “Debt,” for further disclosure of the aforementioned debt issuances.
Calspan Corporation – On May 8, 2023, the Company acquired all the outstanding stock of Calspan Corporation (“Calspan”) for approximately $730 million in cash, which includes a $1 million working capital settlement paid in the first quarter of fiscal 2024. The acquisition was financed through existing cash on hand. Calspan operates from seven primary facilities within the U.S. and is a leading independent provider of proprietary highly engineered testing and technology development services and systems primarily for the aerospace and defense industry. Calspan’s state of the art transonic wind tunnel is used across a range of important aftermarket-focused development activities for both the commercial and defense aerospace end markets. The services and systems are primarily proprietary with significant aftermarket content. Calspan's operating results are included within TransDigm's Airframe segment as of the May 8, 2023 acquisition date.
The Company accounted for the Calspan acquisition using the acquisition method of accounting and third-party valuation appraisals and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price of Calspan was allocated to the underlying assets acquired and liabilities assumed based upon the respective fair value at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill.
The Company utilized both the cost and market approaches to value property, plant and equipment, which consider external transactions and other comparable transactions, estimated replacement and reproduction costs, and estimated useful lives and consideration for physical, functional and economic obsolescence. The fair values of acquired intangibles are determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions.
Pro forma net sales and results of operations for the Calspan acquisition had it occurred at the beginning of the twenty-six week period ended April 1, 2023 are not material and, accordingly, are not provided.
As of March 30, 2024, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the Calspan acquisition are subject to adjustment until the end of the respective measurement period, including those related to deferred taxes and income taxes.

The allocation of the estimated fair value of assets acquired and liabilities assumed in the Calspan acquisition as of the May 8, 2023 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, are summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$39	$—	$39
Inventories	2	—	2
Prepaid expenses and other	40	(3)	37
Property, plant and equipment	105	234	339
Goodwill	367	(87)	280	(1)
Other intangible assets	243	(142)	101	(1)
Other non-current assets	7	—	7
Total assets acquired (excluding cash)	803	2	805
Liabilities assumed:
Accounts payable	10	(1)	9
Accrued and other current liabilities	50	4	54
Deferred income taxes	8	(3)	5
Other non-current liabilities	6	1	7
Total liabilities assumed	74	1	75
Net assets acquired	$729	$1	$730

(1)Of the approximately $280 million of goodwill recognized for the acquisition, the Company expects that approximately $222 million will be deductible for tax purposes. Of the approximately $101 million of other intangible assets recognized for the acquisition, the Company expects that approximately $86 million will be deductible for tax purposes. The goodwill and intangible assets are expected to be deductible over 15 years.
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
DART Aerospace Acquisition – On March 1, 2024, the Company's DART Aerospace subsidiary (“DART”), which is included within TransDigm’s Airframe segment, completed an acquisition of all the outstanding stock of FPT Industries (“FPT”) for approximately $57 million in cash. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $35 million of goodwill and $19 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.
Pro forma net sales and results of operations for the DART acquisition, had it occurred at the beginning of the twenty-six week periods ended March 30, 2024 or April 1, 2023 are not material and, accordingly, are not provided.
Extant Aerospace Acquisitions – For the twenty-six week period ended March 30, 2024, the Company's Extant Aerospace subsidiary, which is included within TransDigm’s Power & Control segment, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $29 million. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $14 million of goodwill and $7 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.

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
Pro forma net sales and results of operations for the Extant Aerospace product line acquisitions, had they occurred at the beginning of the twenty-six week periods ended March 30, 2024 or April 1, 2023 are not material and, accordingly, are not provided.
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

	March 30, 2024	September 30, 2023
Contract assets, current (1)	$206	$191
Contract assets, non-current (2)	—	1
Total contract assets	206	192
Contract liabilities, current (3)	114	79
Contract liabilities, non-current (4)	7	8
Total contract liabilities	121	87
Net contract assets	$85	$105

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
The increase in the Company's total contract assets at March 30, 2024 compared to September 30, 2023 is primarily due to the timing and status of work in process and/or milestones of certain contracts. The increase in the Company's total contract liabilities at March 30, 2024 compared to September 30, 2023 is primarily due to the receipt of advance payments. For the twenty-six week period ended March 30, 2024, the revenue recognized that was previously included in contract liabilities was approximately $19 million.
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
As of March 30, 2024 and September 30, 2023, the allowance for uncollectible accounts was $32 million and $31 million, respectively. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.

4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Numerator for earnings per share:
Net income	$404	$304	$786	$533
Less: Net income attributable to noncontrolling interests	(1)	—	(1)	(1)
Net income attributable to TD Group	403	304	785	532
Less: Dividends paid on participating securities (1)	—	—	(101)	(38)
Net income applicable to TD Group common stockholders—basic and diluted	$403	$304	$684	$494
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	55.7	54.7	55.6	54.6
Vested options deemed participating securities	2.1	2.4	2.2	2.5
Total shares for basic and diluted earnings per share	57.8	57.1	57.8	57.1
Earnings per share—basic and diluted	$6.97	$5.32	$11.83	$8.65

(1)Represents dividend equivalent payments of approximately $101 million, of which $18 million was accrued as of September 30, 2023 and the remaining $83 million was associated with the November 2023 $35.00 dividend declaration, and $38 million, respectively, for the twenty-six week periods ended March 30, 2024 and April 1, 2023. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended March 30, 2024 and April 1, 2023.
5.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	March 30, 2024	September 30, 2023
Raw materials and purchased component parts	$1,222	$1,144
Work-in-progress	512	455
Finished goods	240	226
Total	1,974	1,825
Reserves for excess and obsolete inventory	(221)	(209)
Inventories—Net	$1,753	$1,616
6.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	March 30, 2024			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,017	$—	$1,017	$1,019	$—	$1,019
Technology	2,140	940	1,200	2,124	888	1,236
Order backlog	5	3	2	7	6	1
Customer relationships	639	153	486	623	136	487
Other	9	5	4	9	5	4
Total	$3,810	$1,101	$2,709	$3,782	$1,035	$2,747

The aggregate amortization expense on identifiable intangible assets is approximately $37 million and $35 million for the thirteen week periods ended March 30, 2024 and April 1, 2023, respectively. The aggregate amortization expense on identifiable intangible assets is approximately $72 million and $68 million for the twenty-six week periods ended March 30, 2024 and April 1, 2023, respectively.
As disclosed in Note 2, “Acquisitions,” the estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the twenty-six week period ended March 30, 2024 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$49
	49
Intangible assets subject to amortization:
Technology	15	20 years
Order backlog	1	1.5 years
Customer relationships	10	20 years
	26
Total	$75
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2023 through March 30, 2024 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2023	$4,194	$4,701	$93	$8,988
Goodwill acquired during the period (Note 2)	14	35	—	49
Purchase price allocation adjustments (1)	—	35	—	35
Currency translation adjustments and other	4	(25)	—	(21)
Balance at March 30, 2024	$4,212	$4,746	$93	$9,051

(1)Related to the opening balance sheet adjustments recorded from the acquisition of Calspan completed during the third quarter of fiscal 2023, within the allowable measurement period (not to exceed one year). Refer to Note 2, “Acquisitions,” for further information.
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have assessed the changes in events and circumstances through the second quarter of fiscal 2024 and concluded that no triggering events occurred that required interim quantitative testing.

7.    DEBT
The Company’s debt consists of the following (in millions):

	March 30, 2024
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$450	$—	$—	$450
Term loans	$7,230	$(27)	$(46)	$7,157
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(2)	—	548
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(11)	—	2,639
6.75% secured notes due 2028 (“2028 Secured Notes”)	2,100	(17)	(9)	2,074
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(7)	—	1,193
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(5)	—	745
6.375% secured notes due 2029 (“2029 Secured Notes”)	2,750	(25)	(1)	2,724
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(13)	—	1,437
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(9)	(8)	983
6.625% secured notes due 2032 (“2032 Secured Notes”)	2,200	(20)		2,180
Government refundable advances	17	—	—	17
Finance lease obligations	259	—	—	259
	22,156	(136)	(64)	21,956
Less: current portion	627	(2)	—	625
Long-term debt	$21,529	$(134)	$(64)	$21,331

	September 30, 2023
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$6,249	$(22)	$(48)	$6,179
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(25)	2	4,377
7.50% 2027 Notes	550	(2)	—	548
5.50% 2027 Notes	2,650	(12)	—	2,638
2028 Secured Notes	2,100	(19)	(10)	2,071
4.625% 2029 Notes	1,200	(7)	—	1,193
4.875% 2029 Notes	750	(5)	—	745
2030 Secured Notes	1,450	(14)	—	1,436
Government refundable advances	21	—	—	21
Finance lease obligations	193	—	—	193
	19,563	(106)	(56)	19,401
Less: current portion	71	—	—	71
Long-term debt	$19,492	$(106)	$(56)	$19,330
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $186 million and $125 million as of March 30, 2024 and September 30, 2023, respectively.

First Quarter of Fiscal 2024 Activity
Amendment No. 13 and Incremental Term Loan Assumption Agreement – On November 28, 2023, the Company entered into Amendment No. 13 and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 13”) to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”). Under the terms of Amendment No. 13, the Company, among other things, issued $1,000 million in Tranche J term loans maturing February 28, 2031. The Tranche J term loans bear interest at a rate of adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 3.25%. The Tranche J term loans were issued at a discount of 0.25%, or approximately $3 million. The Tranche J term loans were fully drawn on November 28, 2023 and the other terms and conditions that apply to the Tranche J term loans are substantially the same as the terms and conditions that apply to the term loans immediately prior to Amendment No. 13. Principal payments commence on March 31, 2024, in which $3 million will be paid on a quarterly basis up to the maturity date.
The Company capitalized $10 million in debt issuance costs associated with the Tranche J term loans during the twenty-six week period ended March 30, 2024.
Issuance of $1,000 million Senior Secured Notes due 2031 – On November 28, 2023, the Company entered into a purchase agreement in connection with a private offering of $1,000 million in aggregate principal amount of 7.125% senior secured notes due 2031 (the “2031 Secured Notes”) at an issue price of 99.25% of the principal amount, which represents an approximately $8 million discount. The 2031 Secured Notes were issued pursuant to an indenture, dated as of November 28, 2023, amongst TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The 2031 Secured Notes are guaranteed, on a senior secured basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The 2031 Secured Notes and guarantees rank equally in right of payment with all of TransDigm’s and the guarantors’ existing and future senior indebtedness, senior in right of payment to any of TransDigm’s and the guarantors’ existing and future indebtedness that is, by its terms, expressly subordinated in right of payment to the 2031 Secured Notes and guarantees, and structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries. The Company expects to use the proceeds of the offering of the 2031 Secured Notes, along with the proceeds from the Tranche J term loans further described above, together with cash on hand, primarily to fund the acquisition the Electron Device Business of CPI (see Note 2, “Acquisitions,” for further information).
The 2031 Secured Notes bear interest at a rate of 7.125% per annum, which accrues from November 28, 2023 and is payable in arrears on June 1st and December 1st of each year, commencing on June 1, 2024. The 2031 Secured Notes mature on December 1, 2031, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $10 million in debt issuance costs associated with the 2031 Secured Notes during the twenty-six week period ended March 30, 2024.
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
During the first quarter of fiscal 2024, the Company drew the remaining $100 million available under the Securitization Facility. As of March 30, 2024, the Company has borrowed $450 million under the Securitization Facility, which is fully drawn, and bears interest at a rate of Term SOFR plus 1.60%. At March 30, 2024, the applicable interest rate was 6.91%.
Second Quarter of Fiscal 2024 Activity
Amendment No. 14 and Incremental Revolving Credit Assumption Agreement – On February 27, 2024, the Company entered into Amendment No. 14 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 14”) to the Credit Agreement. Under the terms of Amendment No. 14, the Company, among other things, refinanced its revolving credit facility to (i) extend the maturity date from May 2026 to February 2029; (ii) increased the total commitments capacity thereunder from $810 million to $910 million; and (iii) decreased the applicable margin to Term SOFR plus 2.25% compared to Term SOFR plus 2.50% applicable prior to Amendment No. 14. As of March 30, 2024, the borrowings available under the revolving commitments were $847 million.

The Company capitalized $1 million in debt issuance costs and wrote-off $3 million in unamortized debt issuance costs associated with the refinancing during the twenty-six week period ended March 30, 2024.
Issuance of $4,400 million of Senior Secured Notes – On February 27, 2024, the Company entered into two separate purchase agreements in connection with private offerings of $2,200 million in aggregate principal amount of 6.375% senior secured notes due 2029 (the “$2,200 million 2029 Secured Notes”) at an issue price of 100% of the principal amount and $2,200 million in aggregate principal amount of 6.625% senior secured notes due 2032 (the “2032 Secured Notes”) at an issue price of 100% of the principal amount. The proceeds were used to repurchase the 2026 Secured Notes further described below.
The $2,200 million 2029 Secured Notes and 2032 Secured Notes bear interest at the rate of 6.375% per annum and 6.625% per annum, respectively, which accrues from February 27, 2024 and is payable in arrears on March 1st and September 1st of each year, commencing on September 1, 2024. The $2,200 million 2029 Secured Notes mature on March 1, 2029 and the 2032 Secured Notes mature on March 1, 2032, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the applicable indenture.
The $2,200 million 2029 Secured Notes and 2032 Secured Notes were issued pursuant to an indenture, dated as of February 27, 2024 in each case, amongst TransDigm Inc., as issuer, TD Group and the subsidiaries of TransDigm party thereto, as guarantors. The secured notes are guaranteed, on a senior secured basis, by TD Group and each of TransDigm’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The secured notes and the related guarantees rank equally in right of payment with all of TransDigm’s and the guarantors’ existing and future senior indebtedness, senior in right of payment to any of TransDigm’s and the guarantors’ existing and future indebtedness that is, by its terms, expressly subordinated in right of payment to the $2,200 million 2029 Secured Notes and 2032 Secured Notes and related guarantees, and structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries.
The Company capitalized approximately $20 million and $20 million in debt issuance costs associated with the $2,200 million 2029 Secured Notes and the 2032 Secured Notes, respectively, during the twenty-six week period ended March 30, 2024.
Amendment No. 15 Loan Modification Agreement and Refinancing Facility Agreement – On March 22, 2024, the Company entered into Amendment No. 15 Loan Modification Agreement and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 15”) to the Credit Agreement. Under the terms of Amendment No. 15, the Company, among other things, (i) repriced all of its $4,525 million in existing Tranche I term loans maturing August 24, 2028 to bear interest at Term SOFR plus 2.75% compared to Term SOFR plus 3.25% applicable prior to Amendment No. 15; and (ii) repaid in full its existing approximately $1,708 million in Tranche H term loans maturing February 22, 2027 and replaced such loans with approximately $1,708 million in new Tranche K term loans maturing March 22, 2030. The Tranche K term loans were issued at a discount of 0.25%, or approximately $4 million, and bear interest at Term SOFR plus 2.75%. The Tranche K term loans were fully drawn on March 22, 2024.
The other terms and conditions that apply to the Tranche I and Tranche K term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 15. Principal payments for the Tranche I and Tranche K term loans commence on June 30, 2024, in which $11 million and $4 million will be paid on a quarterly basis up to the maturity date of each respective tranche of term loans.
The Company expensed approximately $4 million in refinancing costs associated with Amendment No. 15 during the twenty-six week period ended March 30, 2024. Additionally, the Company wrote-off $2 million of original issue discount during the twenty-six week period ended March 30, 2024.
Redemption of $4,400 million 6.25% Senior Secured Notes due 2026 – On March 28, 2024, the Company redeemed all $4,400 million aggregate principal amount of its outstanding 2026 Secured Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the redemption date, using the net proceeds of the offering of the $2,200 million 2029 Secured Notes and the 2032 Secured Notes, together with cash on hand. There was no early redemption premium.
The Company recorded refinancing costs of $19 million, consisting primarily of the write-off of $21 million in unamortized debt issuance costs, slightly offset by the write-off of unamortized premium of $2 million in conjunction with the redemption of the 2026 Secured Notes during the twenty-six week period ended March 30, 2024.

Issuance of $550 million Senior Secured Notes due 2029 – On March 22, 2024, the Company entered into a purchase agreement in connection with a private offering of $550 million in aggregate principal amount consisting of 6.375% senior secured notes due 2029 (the “$550 million 2029 Secured Notes”) at an issue price of 99.75% of the principal amount, which represents an approximately $1 million discount. The $550 million 2029 Secured Notes are an additional issuance of the Company's existing $2,200 million 2029 Secured Notes (as further described above) and were issued under a supplemental indenture dated as of March 22, 2024, pursuant to which the Company previously issued the $2,200 million 2029 Secured Notes. The $550 million 2029 Secured Notes are the same class and series as, and otherwise identical to, the $2,200 million 2029 Secured Notes other than with respect to the date of issuance and issue price. The proceeds are classified as restricted cash on the condensed consolidated balance sheet as of March 30, 2024 as they were committed to be used to redeem the 7.50% 2027 Notes further described below.
The Company capitalized $5 million in debt issuance costs associated with the $550 million 2029 Secured Notes during the twenty-six week period ended March 30, 2024.
Subsequent Event - Redemption of $550 million Senior Subordinated Notes due 2027 – On March 22, 2024, the Company called all of its outstanding 7.50% 2027 Notes. As the notification of redemption was made in March 2024, the 7.50% 2027 Notes obligation is classified as current portion of long-term debt on the condensed consolidated balance sheets as of March 30, 2024. On April 22, 2024, the Company redeemed the principal amount of $550 million. There was no early redemption premium.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of March 30, 2024 and September 30, 2023, the outstanding balance of these advances was $17 million and $21 million, respectively.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $259 million and $193 million at March 30, 2024 and September 30, 2023, respectively. The increase in the current fiscal year is attributable to certain new leases of facilities and amendments to previous agreements qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 13, “Leases,” for further disclosure of the Company's lease obligations.
8.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended March 30, 2024 and April 1, 2023, the effective income tax rate was 22.2% and 23.4%, respectively. During the twenty-six week periods ended March 30, 2024 and April 1, 2023, the effective income tax rate was 22.0% and 23.5%, respectively. The Company’s lower effective income tax rate for the thirteen and twenty-six week periods ended March 30, 2024, was primarily due to a less significant impact on the rate from the valuation allowance applicable to the Company's net interest deduction limitation carryforward. The Company's effective income tax rate for the thirteen and twenty-six week periods ended March 30, 2024 was slightly higher than the federal statutory tax rate of 21% primarily due to an increase in the valuation allowance applicable to the Company's net interest deduction limitation carryforward, offset by the discrete impact of excess tax benefits associated with share-based payments.
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
Unrecognized tax benefits at March 30, 2024 and September 30, 2023, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $17 million. The Company classifies all income tax-related interest and penalties as income tax expense, which were not significant for the thirteen and twenty-six week periods ended March 30, 2024 and April 1, 2023. As of March 30, 2024 and September 30, 2023, the Company accrued $6 million for the potential payment of interest and penalties. Within the next twelve months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $6 million resulting primarily from the resolution of tax examinations. Any increase in the amount of unrecognized tax benefits within the next twelve months is not expected to be material.

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		March 30, 2024		September 30, 2023
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$4,288	$4,288	$3,472	$3,472
Restricted cash	1	550	550	—	—
Interest rate swap agreements (1)	2	76	76	103	103
Interest rate swap agreements (2)	2	12	12	41	41
Interest rate cap agreements (2)	2	38	38	53	53
Interest rate collar agreements (2)	2	14	14	17	17
Liabilities:
Foreign currency forward exchange contracts (3)	2	2	2	5	5
Interest rate swap agreements (4)	2	3	3	3	3
Interest rate cap agreements (4)	2	1	1	1	1
Short-term borrowings - trade receivable securitization facility (5)	2	450	450	349	349
Long-term debt, including current portion:
Term loans (5)	2	7,157	7,196	6,179	6,212
2026 Secured Notes (5)	1	—	—	4,377	4,329
7.50% 2027 Notes (5)	1	548	550	548	549
5.50% 2027 Notes (5)	1	2,639	2,584	2,638	2,484
2028 Secured Notes (5)	1	2,074	2,129	2,071	2,069
4.625% 2029 Notes (5)	1	1,193	1,115	1,193	1,047
4.875% 2029 Notes (5)	1	745	698	745	654
2029 Secured Notes (5)	1	2,724	2,760	—	—
2030 Secured Notes (5)	1	1,437	1,477	1,436	1,423
2031 Secured Notes (5)	1	983	1,030	—	—
2032 Secured Notes (5)	1	2,180	2,222	—	—
Government refundable advances	2	17	17	21	21
Finance lease obligations	2	259	259	193	193

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
The fair value of cash and cash equivalents, restricted cash, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at March 30, 2024 and September 30, 2023.
10.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to, among other things, the impact of changes in foreign currency exchange rates and interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks and does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. These derivative financial instruments do not subject the Company to undue risk, as gains and losses on these instruments generally offset gains and losses on the underlying assets, liabilities, or anticipated transactions that are being hedged. The Company has agreements with each of its swap, cap and collar counterparties that contain a provision whereby if the Company defaults on the Credit Agreement, the Company could also be declared in default on its swaps, cap and collars resulting in an acceleration of settlement under the swaps, cap and collars.
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
During the second quarter of fiscal 2023, we entered into LIBOR to Term SOFR basis interest rate swap and cap transactions to effectively convert our existing swaps and cap from LIBOR-based to Term SOFR-based. The basis swaps and cap offset the LIBOR exposure of the existing swaps and cap and effectively fix the Term SOFR rate for the notional amount. We also entered into forward starting interest rate collar agreements during the second quarter of fiscal 2023. The interest rate collar agreements establish a range where we will pay the counterparties if the three-month Term SOFR rate falls below the established floor rate of 2.00%, and the counterparties will pay us if the three-month Term SOFR rate exceeds the ceiling rate of 3.50%. The collar will settle quarterly from the effective date through the maturity date. No payments or receipts will be exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates.

The tables below summarize the key terms of the swaps, cap and collars as of March 30, 2024 (aggregated by effective date).
Interest rate swap agreements:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Conversion of Related Variable Rate Debt subject to Term SOFR to Fixed Rate of:
$400	3/31/2023	6/28/2024	6.25% (3.00% plus the 3.25% margin percentage)
$900	3/31/2023	6/28/2024	6.35% (3.10% plus the 3.25% margin percentage)
$500	3/31/2023	3/31/2025	6.25% (3.00% plus the 3.25% margin percentage)
$1,500	3/31/2023	3/31/2025	6.35% (3.10% plus the 3.25% margin percentage)
$700	3/31/2023	9/30/2025	4.55% (1.30% plus the 3.25% margin percentage)
Interest rate cap agreement:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$700	3/31/2023	9/30/2025	Three-month Term SOFR rate of 1.25%
Interest rate collar agreements:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Offsets Variable Rate Debt Attributable to Fluctuations Below and Above:
$1,100	3/31/2025	9/30/2026	Three-month Term SOFR rate of 2.00% (floor) and 3.50% (cap)
$500	9/30/2025	9/30/2026	Three-month Term SOFR rate of 2.00% (floor) and 3.50% (cap)
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

	March 30, 2024		September 30, 2023
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$38	$1	$53	$1
Interest rate collar agreements	14	—	17	—
Interest rate swap agreements	88	3	144	3
Net derivatives as classified in the condensed consolidated balance sheets (1)	$140	$4	$214	$4

(1)Refer to Note 9, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of the Company's interest rate swap, cap and collar agreements.
Based on the fair value amounts determined as of March 30, 2024, the estimated net amount of existing (gains) losses and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately ($72) million.

Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At March 30, 2024, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $83 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at March 30, 2024 is six months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the twenty-six week period ended March 30, 2024, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales was approximately $2 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit. As of March 30, 2024, the Company expects to record a net loss of approximately $2 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months.
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

The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive or deferred compensation plans, foreign currency gains and losses, acquisition-integration costs, acquisition and divestiture transaction-related expenses, and refinancing costs. Acquisition and divestiture transaction-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for both acquisitions and divestitures comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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
The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$202	$167	$379	$319
Commercial and non-aerospace aftermarket	290	275	586	517
Defense	422	374	833	705
Total Power & Control	914	816	1,798	1,541

Airframe
Commercial and non-aerospace OEM	308	230	580	430
Commercial and non-aerospace aftermarket	336	267	660	505
Defense	315	236	581	434
Total Airframe	959	733	1,821	1,369

Total Non-aviation	46	43	89	79

Net Sales	$1,919	$1,592	$3,708	$2,989

The following table reconciles EBITDA As Defined by segment to consolidated income from operations before income taxes (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
EBITDA As Defined
Power & Control	$519	$452	$1,028	$853
Airframe	510	373	940	685
Non-aviation	20	17	37	31
Total segment EBITDA As Defined	1,049	842	2,005	1,569
Less: Unallocated corporate EBITDA As Defined	28	25	72	53
Total Company EBITDA As Defined	1,021	817	1,933	1,516
Depreciation and amortization expense	74	65	143	129
Interest expense-net	326	295	626	581
Acquisition and divestiture transaction-related expenses	14	3	16	6
Non-cash stock and deferred compensation expense	60	42	111	77
Refinancing costs	28	5	28	9
Other, net	—	10	1	17
Income from operations before income taxes	$519	$397	$1,008	$697
The following table presents total assets by segment (in millions):

	March 30, 2024	September 30, 2023
Total assets
Power & Control	$7,463	$7,315
Airframe	9,214	8,972
Non-aviation	230	234
Corporate	4,670	3,449
	$21,577	$19,970

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCL”), net of taxes, for the twenty-six week periods ended March 30, 2024 and April 1, 2023 (in millions):

	Unrealized (losses) gains on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2023	$143	$2	$(243)	$(98)
Net current-period other comprehensive (loss) income (4)	(51)	—	31	(20)
Balance at March 30, 2024	$92	$2	$(212)	$(118)

Balance at September 30, 2022	$123	$(10)	$(380)	$(267)
Net current-period other comprehensive (loss) income (4)	(9)	—	180	171
Balance at April 1, 2023	$114	$(10)	$(200)	$(96)

(1)Represents unrealized (losses) gains on derivatives designated and qualifying as cash flow hedges, net of taxes, of ($1) million and $8 million for the thirteen week periods ended March 30, 2024 and April 1, 2023, respectively, and $17 million and $1 million for the twenty-six week periods ended March 30, 2024 and April 1, 2023, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity on the defined pension plan and postretirement benefit plan for the thirteen and twenty-six week periods ended March 30, 2024 and April 1, 2023, respectively.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
(4)Presented net of reclassifications out of AOCL into earnings, specifically net sales and interest expense-net, for realized (losses) gains on derivatives designated and qualifying as cash flow hedges of ($2) million (net of taxes of ($0.5) million) and $55 million (net of taxes of $17 million), respectively, for the twenty-six week period ended March 30, 2024 and ($1) million (net of taxes of ($0.2) million) and $21 million (net of taxes of $6 million), respectively, for the twenty-six week period ended April 1, 2023.
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

The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	Classification	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Operating lease cost	Cost of sales or selling and administrative expenses	$5	$5	$10	$10
Finance lease cost:
Amortization of leased assets	Cost of sales	3	2	6	5
Interest on lease liabilities	Interest expense-net	4	3	7	6
Total lease cost		$12	$10	$23	$21
Supplemental cash flow information related to leases is as follows (in millions):

	Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$10	$10
Operating cash outflows from finance leases	6	5
Financing cash outflows from finance leases	3	2

Lease assets obtained in exchange for new lease obligations:
Operating leases	$2	$5
Financing leases	65	48
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	March 30, 2024	September 30, 2023
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$56	$64

Current operating lease liabilities	Accrued and other current liabilities	15	16
Long-term operating lease liabilities	Other non-current liabilities	44	51
Total operating lease liabilities		$59	$67

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment-net	$241	$176

Current finance lease liabilities	Current portion of long-term debt	5	5
Long-term finance lease liabilities	Long-term debt	254	188
Total finance lease liabilities		$259	$193
As of March 30, 2024, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	5.4 years
Finance leases	21.4 years

Weighted-average discount rate
Operating leases	6.0%
Finance leases	7.0%

Maturities of lease liabilities at March 30, 2024 are as follows (in millions):

	Operating Leases	Finance Leases
2024	$9	$9
2025	18	20
2026	13	20
2027	10	22
2028	6	22
Thereafter	14	451
Total future minimum lease payments	70	544
Less: imputed interest	11	285
Present value of lease liabilities reported	$59	$259
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
No loss contingency related to the voluntary refund request has been recorded as of March 30, 2024 as the Company has concluded that based on the current facts and circumstances, it's uncertain as to whether or not the requested voluntary refund will be made.

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
For the second quarter of fiscal year 2024, we generated net sales of $1,919 million and net income attributable to TD Group of $403 million. EBITDA As Defined was $1,021 million, or 53.2% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income from operations and net cash provided by operating activities.
In the first half of fiscal 2024, the rebound in our commercial aerospace end markets from the COVID-19 pandemic continued, and we remain encouraged by the progression of the commercial aerospace market recovery to date, building off of the progress from fiscal 2023. Commercial air travel in domestic markets continues to lead the air traffic recovery with most domestic markets nearing, achieving or surpassing pre-pandemic air traffic levels. The pace of the international recovery has been slower than the domestic recovery. However, international revenue passenger kilometers (“RPKs”), a metric used to measure air traffic demand, continue to make positive strides. According to the International Air Transport Association (“IATA”), February 2024 marked the first occurrence in which both domestic and international RPKs surpassed 2019 (i.e., pre-pandemic) levels. We expect the Company's commercial aerospace end markets to continue progressing the remainder of fiscal 2024 barring any significant disruptions or setbacks. In the first half of fiscal 2024, we experienced improved sales in the commercial original equipment manufacturer (“OEM”) sector primarily due to increased aircraft production by Boeing and Airbus. Aircraft production rates still remain below pre-pandemic levels, mainly due to continued commercial OEM supply chain and production issues that are slowing the pace of new aircraft manufacturing. Airline demand for new aircraft is strong and both Boeing and Airbus have disclosed further planned OEM production rate increases for calendar 2024; however, we are continuing to monitor the Federal Aviation Administration's recent halting of Boeing's planned MAX production increase due to Boeing's ongoing quality control issues.
The pace of U.S. government defense spending outlays and government funding reprioritization provides for uncertainty in the defense aerospace market. Beginning in the second half of fiscal 2023 and continuing into the first half of fiscal 2024, defense sales have increased compared to the comparable prior year period due to improving U.S. government defense spend outlays. Department of Defense (“DOD”) budgets have also trended upwards; however, the ongoing conflicts between Russia and Ukraine and Israel and Hamas and potential impact on reprioritization of U.S. government defense spending and other ancillary impacts of these conflicts causes uncertainty.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	March 30, 2024		% of Net Sales	April 1, 2023		% of Net Sales
Net sales	$1,919		100.0%	$1,592		100.0%
Cost of sales	767		40.0%	663		41.6%
Selling and administrative expenses	248		12.9%	199		12.5%
Amortization of intangible assets	37		1.9%	35		2.2%
Income from operations	867		45.2%	695		43.7%
Interest expense-net	326		17.0%	295		18.5%
Refinancing costs	28		1.5%	5		0.3%
Other income	(6)		(0.3)%	(2)		(0.1)%
Income tax provision	115		6.0%	93		5.8%
Income from operations	404		21.1%	304		19.1%
Less: Net income attributable to noncontrolling interests	(1)		(0.1)%	—		—%
Net income attributable to TD Group	$403		21.0%	$304		19.1%
Net income applicable to TD Group common stockholders	$403	(1)	21.0%	$304	(1)	19.1%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$6.97	(2)		$5.32	(2)
Weighted-average shares outstanding—basic and diluted	57.8			57.1
Other Data:
EBITDA	$919	(3)		$757	(3)
EBITDA As Defined	$1,021	(3)	53.2%	$817	(3)	51.3%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends paid on participating securities, including dividend equivalent payments. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended March 30, 2024 and April 1, 2023.
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

	Twenty-Six Week Periods Ended
	March 30, 2024		% of Net Sales	April 1, 2023		% of Net Sales
Net sales	$3,708		100.0%	$2,989		100.0%
Cost of sales	1,515		40.9%	1,268		42.4%
Selling and administrative expenses	467		12.6%	369		12.3%
Amortization of intangible assets	72		1.9%	68		2.3%
Income from operations	1,654		44.6%	1,284		43.0%
Interest expense-net	626		16.9%	581		19.4%
Refinancing costs	28		0.8%	9		0.3%
Other income	(8)		(0.2)%	(3)		(0.1)%
Income tax provision	222		6.0%	164		5.5%
Income from operations	786		21.2%	533		17.8%
Less: Net income attributable to noncontrolling interests	(1)		—%	(1)		—%
Net income attributable to TD Group	$785		21.2%	$532		17.8%
Net income applicable to TD Group common stockholders	$684	(1)	18.4%	$494	(1)	16.5%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$11.83	(2)		$8.65	(2)
Cash dividends paid per common share	$35.00			$—
Weighted-average shares outstanding—basic and diluted	57.8			57.1
Other Data:
EBITDA	$1,777	(3)		$1,407	(3)
EBITDA As Defined	$1,933	(3)	52.1%	$1,516	(3)	50.7%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $101 million and $38 million for the twenty-six week periods ended March 30, 2024 and April 1, 2023, respectively.
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

Changes in Results of Operations
Thirteen week period ended March 30, 2024 compared with the thirteen week period ended April 1, 2023
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended March 30, 2024 and April 1, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	March 30, 2024	April 1, 2023	Change
Organic sales	$1,849	$1,592	$257	16.1%
Acquisition sales	70	—	70	4.4%
Net sales	$1,919	$1,592	$327	20.5%
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
The increase in organic sales of $257 million for the thirteen week period ended March 30, 2024 compared to the thirteen week period ended April 1, 2023 is primarily related to increases in defense sales ($127 million, an increase of 20.8%), commercial OEM sales ($79 million, an increase of 22.0%) and commercial aftermarket sales ($41 million, an increase of 7.9%). The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the second quarter of fiscal 2024 compared to fiscal 2023, particularly internationally.
The acquisition sales for the thirteen week period ended March 30, 2024 are primarily attributable to Calspan Corporation (“Calspan”), which was acquired in the third quarter of fiscal 2023.
•Cost of Sales and Gross Profit. Cost of sales increased by $104 million, or 15.7%, to $767 million for the thirteen week period ended March 30, 2024 compared to $663 million for the thirteen week period ended April 1, 2023. Cost of sales and the related percentage of net sales for the thirteen week periods ended March 30, 2024 and April 1, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 30, 2024	April 1, 2023	Change	% Change
Cost of sales - excluding costs below	$780	$661	$119	18.0%
% of net sales	40.6%	41.5%
Non-cash stock and deferred compensation expense	6	5	1	20.0%
% of net sales	0.3%	0.3%
Inventory acquisition accounting adjustments	2	—	2	100.0%
% of net sales	0.1%	—%
Foreign currency (gains) losses	(9)	4	(13)	(325.0)%
% of net sales	(0.5)%	0.3%
Loss contract amortization	(12)	(7)	(5)	(71.4)%
% of net sales	(0.6)%	(0.4)%
Total cost of sales	$767	$663	$104	15.7%
% of net sales	40.0%	41.6%
Gross profit (Net sales less Total cost of sales)	$1,152	$929	$223	24.0%
Gross profit percentage (Gross profit / Net sales)	60.0%	58.4%

Cost of sales during the thirteen week period ended March 30, 2024 decreased as a percentage of net sales despite continued inflationary pressures. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume, which contributed to the gross profit as a percentage of net sales increasing by 1.6 percentage points to 60.0% for the thirteen week period ended March 30, 2024 from 58.4% for the thirteen week period ended April 1, 2023.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $49 million to $248 million, or 12.9% of net sales, for the thirteen week period ended March 30, 2024 from $199 million, or 12.5% of net sales, for the thirteen week period ended April 1, 2023. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended March 30, 2024 and April 1, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 30, 2024	April 1, 2023	Change	% Change
Selling and administrative expenses - excluding costs below	$184	$159	$25	15.7%
% of net sales	9.6%	10.0%
Non-cash stock and deferred compensation expense	53	37	16	43.2%
% of net sales	2.8%	2.3%
Acquisition and divestiture transaction-related expenses	11	3	8	266.7%
% of net sales	0.6%	0.2%
Total selling and administrative expenses	$248	$199	$49	24.6%
% of net sales	12.9%	12.5%
Excluding non-cash stock and deferred compensation expense and acquisition and divestiture transaction-related expenses, selling and administrative expenses as a percentage of net sales for the thirteen week period ended March 30, 2024 decreased as a percentage of net sales compared to the thirteen week period ended April 1, 2023 despite the higher inflationary environment compared to a year ago due to continued strategic cost mitigation efforts. The increase in non-cash stock and deferred compensation expense is primarily attributable to the increase in the Black-Scholes fair value of the stock option grants impacting non-cash stock compensation expense. The increase in the Black-Scholes fair value is due to the appreciation of the stock price, which is a key assumption used to determine the Black-Scholes fair value. Refer to Note 2, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein for the activity impacting the increase in acquisition and divestiture transaction-related expenses.
•Amortization of Intangible Assets. Amortization of intangible assets was $37 million for the thirteen week period ended March 30, 2024 compared to $35 million for the thirteen week period ended April 1, 2023. The increase in amortization expense of $2 million was primarily due to the amortization expense recognized on intangible assets from the third quarter of fiscal 2023 acquisition of Calspan.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $31 million, or 10.5%, to $326 million for the thirteen week period ended March 30, 2024 from $295 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due an increase in the base rates, i.e., Term Secured Overnight Financing Rate (“Term SOFR”) and London Inter-Bank Offered Rate (“LIBOR”), to the portion of our variable rate debt that is not hedged (refer to Note 10, “Derivatives and Hedging Activities” for information on our hedges). This was partially offset by a $20 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirteen week period ended March 30, 2024 was 6.3% compared to 6.2% for the thirteen week period ended April 1, 2023.
•Refinancing Costs. Refinancing costs of $28 million incurred for the thirteen week period ended March 30, 2024 were primarily related to the write-off of unamortized debt issuance costs recorded in conjunction with the redemption of the 2026 Secured Notes, which was completed during the thirteen week period ended March 30, 2024 (refer to Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional details). Refinancing costs of $5 million incurred for the thirteen week period ended April 1, 2023 were primarily related to third party fees incurred for the refinancing activity under Amendment No. 11, Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 11”), to the Second Amended and Restated Credit Agreement, dated June 4, 2014 (the “Credit Agreement”) completed during the second quarter of fiscal 2023.

•Other Income. Other income was $6 million for the thirteen week period ended March 30, 2024 compared to $2 million for the thirteen week period ended April 1, 2023. Other income for the thirteen week period ended March 30, 2024 primarily related to proceeds received from a patent infringement settlement and the non-service related components of benefit costs on the Company's benefit plans. Other income for the thirteen week period ended April 1, 2023 primarily related to the non-service related components of benefit costs on the Company's benefit plans.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 22.2% for the thirteen week period ended March 30, 2024 compared to 23.4% for the thirteen week period ended April 1, 2023. The Company’s lower effective tax rate for the thirteen week period ended March 30, 2024 was primarily due to a less significant impact on the rate from the valuation allowance applicable to the Company's net interest deduction limitation carryforward.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $99 million, or 32.6%, to $403 million for the thirteen week period ended March 30, 2024 compared to net income attributable to TD Group of $304 million for the thirteen week period ended April 1, 2023, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $6.97 for the thirteen week period ended March 30, 2024 and $5.32 for the thirteen week period ended April 1, 2023.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended March 30, 2024 and April 1, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 30, 2024	% of Net Sales	April 1, 2023	% of Net Sales	Change	% Change
Power & Control	$914	47.6%	$816	51.3%	$98	12.0%
Airframe	959	50.0%	733	46.0%	226	30.8%
Non-aviation	46	2.4%	43	2.7%	3	7.0%
Net sales	$1,919	100.0%	$1,592	100.0%	$327	20.5%
Net sales for the Power & Control segment increased $98 million, an increase of 12.0%, for the thirteen week period ended March 30, 2024 compared to the thirteen week period ended April 1, 2023. The sales increase resulted primarily from increases in organic sales in defense ($48 million, an increase of 12.7%), commercial OEM ($36 million, an increase of 24.4%) and commercial aftermarket ($14 million, an increase of 5.4%). The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the second quarter of fiscal 2024 compared to fiscal 2023.
Net sales for the Airframe segment increased $226 million, an increase of 30.8%, for the thirteen week period ended March 30, 2024 compared to the thirteen week period ended April 1, 2023. The sales increase resulted primarily from increases in organic sales in defense ($78 million, an increase of 33.3%), commercial OEM ($43 million, an increase of 20.8%) and commercial aftermarket ($27 million, an increase of 10.4%). The increase in defense sales, commercial OEM sales and commercial aftermarket sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. Acquisition sales were approximately $70 million for the thirteen week period ended March 30, 2024 primarily due to the impact of the Calspan acquisition. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date.
The change in Non-aviation net sales compared to the thirteen week period in the prior fiscal year was not material.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended March 30, 2024 and April 1, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 30, 2024	% of Segment Net Sales		April 1, 2023	% of Segment Net Sales		Change	% Change
Power & Control	$519	56.8%		$452	55.4%		$67	14.8%
Airframe	510	53.2%		373	50.9%		137	36.7%
Non-aviation	20	43.5%		17	39.5%		3	17.6%
Total segment EBITDA As Defined	1,049	54.7%		842	52.9%		207	24.6%
Less: Unallocated corporate EBITDA As Defined	28	1.5%	(1)	25	1.6%	(1)	3	12.0%
Total Company EBITDA As Defined	$1,021	53.2%	(1)	$817	51.3%	(1)	$204	25.0%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $67 million, an increase of 14.8%, resulting from higher organic sales in the defense, commercial OEM and commercial aftermarket channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategy and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $137 million, an increase of 36.7%. The increase in EBITDA as Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. EBITDA As Defined for the Airframe segment from acquisitions was approximately $25 million primarily due to the impact of the Calspan acquisition. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date.
The change in Non-aviation EBITDA As Defined compared to the thirteen week period in the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments. The increase compared to the thirteen week period in the prior fiscal year is primarily attributable to the current fiscal year portion of the deferred compensation plan adopted in the fourth quarter of fiscal 2022 for certain members of non-executive management.
Twenty-six week period ended March 30, 2024 compared with the twenty-six week period ended April 1, 2023
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended March 30, 2024 and April 1, 2023 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Net Sales
	March 30, 2024	April 1, 2023	Change
Organic sales	$3,575	$2,989	$586	19.6%
Acquisition sales	133	—	133	4.4%
Net sales	$3,708	$2,989	$719	24.1%
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

The increase in organic sales of $586 million for the twenty-six week period ended March 30, 2024 compared to the twenty-six week period ended April 1, 2023 is primarily related to increases in defense sales ($276 million, an increase of 24.1%), commercial OEM sales ($156 million, an increase of 23.3%) and commercial aftermarket sales ($142 million, an increase of 14.2%). The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first half of fiscal 2024 compared to fiscal 2023, particularly internationally.
The acquisition sales for the twenty-six week period ended March 30, 2024 are primarily attributable to Calspan, which was acquired in the third quarter of fiscal 2023.
•Cost of Sales and Gross Profit. Cost of sales increased by $247 million, or 19.5%, to $1,515 million for the twenty-six week period ended March 30, 2024 compared to $1,268 million for the twenty-six week period ended April 1, 2023. Cost of sales and the related percentage of net sales for the twenty-six week periods ended March 30, 2024 and April 1, 2023 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023	Change	% Change
Cost of sales - excluding costs below	$1,513	$1,255	$258	20.6%
% of net sales	40.8%	42.0%
Non-cash stock and deferred compensation expense	12	8	4	50.0%
% of net sales	0.3%	0.3%
Foreign currency losses	5	22	(17)	(77.3)%
% of net sales	0.1%	0.7%
Inventory acquisition accounting adjustments	2	2	—	—%
% of net sales	0.1%	0.1%
Loss contract amortization	(17)	(19)	2	10.5%
% of net sales	(0.5)%	(0.5)%
Total cost of sales	$1,515	$1,268	$247	19.5%
% of net sales	40.9%	42.4%
Gross profit (Net sales less Total cost of sales)	$2,193	$1,721	$472	27.4%
Gross profit percentage (Gross profit / Net sales)	59.1%	57.6%
Cost of sales during the twenty-six week period ended March 30, 2024 decreased as a percentage of net sales despite increased inflationary pressures. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume, which contributed to the gross profit as a percentage of net sales increasing by 1.5 percentage points to 59.1% for the twenty-six week period ended March 30, 2024 from 57.6% for the twenty-six week period ended April 1, 2023.
Foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, weakened at a more significant rate in the first half of fiscal 2023 compared to fiscal 2024, resulting in a decrease in foreign currency losses in fiscal 2024.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $98 million to $467 million, or 12.6% of net sales, for the twenty-six week period ended March 30, 2024 from $369 million, or 12.3% of net sales, for the twenty-six week period ended April 1, 2023. Selling and administrative expenses and the related percentage of net sales for the twenty-six week periods ended March 30, 2024 and April 1, 2023 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023	Change	% Change
Selling and administrative expenses - excluding costs below	$355	$296	$59	19.9%
% of net sales	9.6%	9.9%
Non-cash stock and deferred compensation expense	100	69	31	44.9%
% of net sales	2.7%	2.3%
Acquisition and divestiture transaction-related expenses	12	4	8	200.0%
% of net sales	0.3%	0.1%
Total selling and administrative expenses	$467	$369	$98	26.6%
% of net sales	12.6%	12.3%
Excluding non-cash stock and deferred compensation expense and acquisition and divestiture transaction-related expenses, selling and administrative expenses as a percentage of net sales for the twenty-six week period ended March 30, 2024 decreased compared to the twenty-six week period ended April 1, 2023 despite the higher inflationary environment compared to a year ago due to continued strategic cost mitigation efforts. The increase in non-cash stock and deferred compensation expense is primarily attributable to the increase in the Black-Scholes fair value of the stock option grants impacting non-cash stock compensation expense. The increase in the Black-Scholes fair value is due to the appreciation of the stock price, which is a key assumption used to determine the Black-Scholes fair value. Refer to Note 2, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein for the activity impacting the increase in acquisition and divestiture transaction-related expenses.
•Amortization of Intangible Assets. Amortization of intangible assets was $72 million for the twenty-six week period ended March 30, 2024 compared to $68 million for the twenty-six week period ended April 1, 2023. The increase in amortization expense of $4 million was primarily due to the amortization expense recognized on intangible assets from the third quarter of fiscal 2023 acquisition of Calspan.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $45 million, or 7.7%, to $626 million for the twenty-six week period ended March 30, 2024 from $581 million for the comparable twenty-six week period in the prior fiscal year. The increase in interest expense-net was primarily due an increase in the base rates, i.e., Term SOFR and LIBOR, to the portion of our variable rate debt that is not hedged via an interest rate swap or cap. This was partially offset by a $35 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the twenty-six week period ended March 30, 2024 was 6.3% compared to 6.2% for the twenty-six week period ended April 1, 2023.
•Refinancing Costs. Refinancing costs of $28 million incurred for the twenty-six week period ended March 30, 2024 were primarily related to the write-off of unamortized debt issuance costs recorded in conjunction with the redemption of the 2026 Secured Notes, which was completed during the twenty-six week period ended March 30, 2024 (refer to Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional details). Refinancing costs of $9 million incurred for the twenty-six week period ended April 1, 2023 were primarily related to third party fees incurred for the refinancing activity under Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 10”) and Amendment No. 11 to the Credit Agreement, which were completed during the first half of fiscal 2023.
•Other Income. Other income was $8 million for the twenty-six week period ended March 30, 2024 compared to $3 million recorded for the twenty-six week period ended April 1, 2023. Other income for the twenty-six week period ended March 30, 2024 primarily related to proceeds received from a patent infringement settlement and the non-service related components of benefit costs on the Company's benefit plans. Other income for the twenty-six week period ended April 1, 2023 primarily related to the non-service related components of benefit costs on the Company's benefit plans.

•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 22.0% for the twenty-six week period ended March 30, 2024 compared to 23.5% for the twenty-six week period ended April 1, 2023. The Company’s lower effective tax rate for the twenty-six week period ended March 30, 2024 was primarily due to a less significant impact on the rate from the valuation allowance applicable to the Company's net interest deduction limitation carryforward.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $253 million, or 47.6%, to $785 million for the twenty-six week period ended March 30, 2024 compared to net income attributable to TD Group of $532 million for the twenty-six week period ended April 1, 2023, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations was $11.83 for the twenty-six week period ended March 30, 2024 and $8.65 for the twenty-six week period ended April 1, 2023. Net income attributable to TD Group for the twenty-six week period ended March 30, 2024 of $785 million was decreased by dividend equivalent payments of $101 million, or $1.75 per share, resulting in net income applicable to TD Group common stockholders of $684 million. Net income attributable to TD Group for the twenty-six week period ended April 1, 2023 of $532 million was decreased by dividend equivalent payments of $38 million, or $0.67 per share, resulting in net income applicable to TD Group common stockholders of $494 million.
Business Segments
•Segment Net Sales. Net sales by segment for the twenty-six week periods ended March 30, 2024 and April 1, 2023 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 30, 2024	% of Net Sales	April 1, 2023	% of Net Sales	Change	% Change
Power & Control	$1,798	48.5%	$1,541	51.6%	$257	16.7%
Airframe	1,821	49.1%	1,369	45.8%	452	33.0%
Non-aviation	89	2.4%	79	2.6%	10	12.7%
Net sales	$3,708	100.0%	$2,989	100.0%	$719	24.1%
Net sales for the Power & Control segment increased $257 million, an increase of 16.7%, for the twenty-six week period ended March 30, 2024 compared to the twenty-six week period ended April 1, 2023. The sales increase resulted primarily from increases in organic sales in defense ($129 million, an increase of 18.3%), commercial aftermarket ($65 million, an increase of 13.0%) and commercial OEM ($60 million, an increase of 21.0%). The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first half of fiscal 2024 compared to fiscal 2023, particularly internationally. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries.
Net sales for the Airframe segment increased $452 million, an increase of 33.0%, for the twenty-six week period ended March 30, 2024 compared to the twenty-six week period ended April 1, 2023. The sales increase resulted primarily from increases in organic sales in defense ($147 million, an increase of 33.8%), commercial OEM ($95 million, an increase of 25.0%) and commercial aftermarket ($77 million, an increase of 15.4%). The increase in defense sales, commercial OEM sales and commercial aftermarket sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. Acquisition sales were approximately $133 million for the twenty-six week period ended March 30, 2024 primarily due to the impact of the Calspan acquisition. Acquisition sales represent net sales from acquired businesses for the period up to one year subsequent to their respective acquisition date.
The change in Non-aviation net sales compared to the twenty-six week period in the prior fiscal year was not material.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the twenty-six week periods ended March 30, 2024 and April 1, 2023 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 30, 2024	% of Segment Net Sales		April 1, 2023	% of Segment Net Sales		Change	% Change
Power & Control	$1,028	57.2%		$853	55.4%		$175	20.5%
Airframe	940	51.6%		685	50.0%		255	37.2%
Non-aviation	37	41.6%		31	39.2%		6	19.4%
Total segment EBITDA As Defined	2,005	54.1%		1,569	52.5%		436	27.8%
Less: Unallocated corporate EBITDA As Defined	72	2.0%	(1)	53	1.8%	(1)	19	35.8%
Total Company EBITDA As Defined	$1,933	52.1%	(1)	$1,516	50.7%	(1)	$417	27.5%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $175 million, an increase of 20.5%, resulting from higher organic sales in the commercial aftermarket, commercial OEM and defense channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategy and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $255 million, an increase of 37.2%. The increase in EBITDA As Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment. EBITDA As Defined for the Airframe segment from acquisitions was approximately $44 million primarily due to the impact of the Calspan acquisition. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year subsequent to the respective acquisition date.
The change in Non-aviation EBITDA As Defined compared to the twenty-six week period in the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments. The increase compared to the twenty-six week period in the prior fiscal year is primarily attributable to the current fiscal year portion of the deferred compensation plan adopted in the fourth quarter of fiscal 2022 for certain members of non-executive management.

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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	March 30, 2024	September 30, 2023
Selected Balance Sheet Data:
Cash and cash equivalents	$4,288	$3,472
Working capital (Total current assets less total current liabilities)	6,047	5,159
Total assets (1)	21,577	19,970
Total debt (1)	22,406	19,750
TD Group stockholders’ deficit	(3,029)	(1,984)

(1)Total assets include the proceeds from the $550 million in 6.375% senior secured notes due 2029 (the “$550 million 2029 Secured Notes”) classified as restricted cash as they were used to redeem the 7.50% senior subordinated notes due 2027 (the “7.50% 2027 Notes”) on April 22, 2024 (redemption notification was issued in March 2024). Total debt includes the 7.50% 2027 Notes and also $200 million in debt issuance costs and original issue discount. Reference Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$865	$507
Investing activities	(171)	(76)
Financing activities	668	1,068
Capital expenditures	84	66
Ratio of earnings to fixed charges (1)	2.6x	2.2x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, original issue discount and premium and the “interest component” of rental expense.
Significant Transactions – First Half of Fiscal 2024
On November 9, 2023, TransDigm entered into a definitive agreement to acquire all the outstanding stock of the Electron Device Business of CPI for approximately $1,385 million in cash. The acquisition, which is expected to close in fiscal 2024, is expected to be financed through existing cash on hand, inclusive of a portion of the cash proceeds from the $2,000 million in new senior debt issued in the first quarter of fiscal 2024.
On November 27, 2023, the Company paid a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. Total cash payments, funded by existing cash on hand, of special dividend and dividend equivalents from this declaration were approximately $2,020 million.
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

On February 27, 2024, the Company amended the terms under its revolving credit facility to, among other things, extend the maturity date from May 2026 to February 2029 and increase the total commitments capacity from $810 million to $910 million. Concurrently, the Company completed the issuance of $4,400 million in new secured debt ($2,200 million in 6.375% senior secured notes due 2029 and $2,200 million in 6.625% senior secured notes due 2032), which was used to redeem all of its outstanding $4,400 million in 6.25% senior secured notes due 2026.
On March 1, 2024, the Company's DART Aerospace subsidiary (“DART”), which is included within TransDigm’s Airframe segment, completed an acquisition of all the outstanding stock of FPT Industries (“FPT”) for approximately $57 million in cash.
On March 22, 2024, the Company repriced all of its $4,525 million in existing Tranche I term loans maturing August 2028 to bear interest at Term SOFR plus 2.75% (a decrease from Term SOFR plus 3.25% previously applicable) and replaced all of its $1,708 million in existing Tranche H term loans due February 2027 with new Tranche K term loans maturing March 2030 and bear interest at the same rate applied to the existing Tranche I term loans. Concurrently, the Company issued an additional $550 million in 6.375% senior secured notes due 2029 (tack-on to the $2,200 million issued during February 2024), which was used to redeem all of its outstanding $550 million in 7.50% senior subordinated notes due 2027 on April 22, 2024.
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
The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 10, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of March 30, 2024, approximately 87% of our gross debt was fixed rate.
As of March 30, 2024, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of March 30, 2024
Cash and cash equivalents	$4,288
Availability on revolving credit facility	847
Cash liquidity (1)	$5,135

(1)Excludes the proceeds from the $550 million 2029 Secured Notes used to redeem the 7.50% 2027 Notes on April 22, 2024 (redemption notification was issued in March 2024). Refer to Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein for further information.
We believe our significant cash liquidity will allow us to meet our anticipated funding requirements, including the funding of $1,385 million acquisition of the Electron Device Business of CPI. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. Following the April 2024 redemption of the 7.50% 2027 Notes, there is no maturity on any tranche of term loans or notes until November 2027.
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

Operating Activities. The Company generated $865 million of net cash from operating activities during the twenty-six week period ended March 30, 2024 compared to $507 million during the twenty-six week period ended April 1, 2023.
The change in accounts receivable during the twenty-six week period ended March 30, 2024 was a source of cash of $36 million compared to a use of cash of $33 million during the twenty-six week period ended April 1, 2023. The increase in the source of cash of $69 million is primarily attributable to the timing of cash receipts. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during the twenty-six week period ended March 30, 2024 was a use of cash of $114 million compared to a use of cash of $176 million during the twenty-six week period ended April 1, 2023. The decrease in the use of cash of $62 million is primarily driven by higher sales activity partially offset by increased purchasing from higher demand. The Company continues to actively and strategically manage inventory levels in response to the ongoing supply chain challenges.
The change in accounts payable during the twenty-six week period ended March 30, 2024 was a use of cash of $9 million compared to a source of cash of $6 million during the twenty-six week period ended April 1, 2023. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $171 million during the twenty-six week period ended March 30, 2024, consisting primarily of $87 million from the acquisitions of FPT and certain product lines completed during the first half of fiscal 2024 and capital expenditures of $84 million.
Net cash used in investing activities was $76 million during the twenty-six week period ended April 1, 2023, consisting of capital expenditures of $66 million and the remaining $10 million cash payment due for a certain product line acquired at the end of fiscal 2022.
Financing Activities. Net cash provided by financing activities was $668 million during the twenty-six week period ended March 30, 2024. The source of cash was primarily attributable to the net proceeds of $5,887 million from the offering of new secured debt completed during the first half of fiscal 2024, consisting of the issuance of the 2029 Secured Notes ($2,724 million), the 2032 Secured Notes ($2,180 million) and the 2031 Secured Notes ($983 million), along with net proceeds of $2,689 million from the issuance of the Tranche K term loans ($1,701 million) and the Tranche J term loans ($988 million), proceeds of $165 million in proceeds from stock option exercises and $99 million, net, drawn on the trade receivable securitization facility. This was primarily offset by the redemption of the 2026 Secured Notes for $4,400 million, dividend and dividend equivalent payments of $2,038 million, the full repayment of existing Tranche H term loans and fees of $1,712 million plus normal course principal payments on the Tranche H, Tranche I and Tranche J term loans of $18 million and other financing fees of $4 million.
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
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. During the twenty-six week period ended March 30, 2024, other than the financing activity further described in Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facilities
On November 28, 2023, the Company entered into Amendment No. 13 and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 13”) to the Credit Agreement. Under the terms of Amendment No. 13, the Company, among other things, issued $1,000 million in Tranche J term loans maturing February 28, 2031. The Tranche J term loans bear interest at a rate of adjusted Term SOFR plus 3.25%. The Tranche J term loans were issued at a discount of 0.25%, or approximately $3 million. The Tranche J term loans were fully drawn on November 28, 2023 and the other terms and conditions that apply to the Tranche J term loans are substantially the same as the terms and conditions that apply to the term loans immediately prior to Amendment No. 13.

On February 27, 2024, the Company entered into Amendment No. 14 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 14”) to the Credit Agreement. Under the terms of Amendment No. 14, the Company, among other things, refinanced its revolving credit facility to (i) extend the maturity date from May 2026 to February 2029; (ii) increased the total commitments capacity thereunder from $810 million to $910 million; and (iii) decreased the applicable margin for revolving credit loans to Term SOFR plus 2.25% compared to Term SOFR plus 2.50% applicable prior to Amendment No. 14. As of February 27, 2024, the borrowings available under the revolving commitments were $847 million.
On March 22, 2024, the Company entered into Amendment No. 15 Loan Modification Agreement and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 15”) to the Credit Agreement. Under the terms of Amendment No. 15, the Company, among other things, (i) repriced all of its $4,525 million in existing Tranche I term loans maturing August 24, 2028 to bear interest at Term SOFR plus 2.75% compared to Term SOFR plus 3.25% applicable prior to Amendment No. 15; and (ii) repaid in full its existing approximately $1,708 million in Tranche H term loans maturing February 22, 2027 and replaced such loans with approximately $1,708 million in new Tranche K term loans maturing March 22, 2030. The Tranche K term loans were issued at a discount of 0.25%, or approximately $4.3 million, and bear interest at Term SOFR plus 2.75%. The Tranche K term loans were fully drawn on March 22, 2024 and the other terms and conditions that apply to the Tranche K term loans are substantially the same as the terms and conditions that apply to the term loans immediately prior to Amendment No. 15.
As of March 30, 2024, TransDigm has $7,230 million in fully drawn term loans (the “Term Loans Facility”) and an $910 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of March 30, 2024):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche I	$4,525 million	August 24, 2028	Term SOFR plus 2.75%
Tranche J	$997 million	February 28, 2031	Term SOFR plus 3.25%
Tranche K	$1,708 million	March 22, 2030	Term SOFR plus 2.75%
The Term Loans Facility requires quarterly aggregate principal payments of $18 million. The revolving commitments consist of two tranches which include up to $139 million of multicurrency revolving commitments. At March 30, 2024, the Company had $63 million in letters of credit outstanding and $847 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of Term SOFR plus 2.25%. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum. The maturity date of the revolving credit facility is February 27, 2029.
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

Indentures
The following table represents the senior subordinated and secured notes outstanding as of March 30, 2024:

Description	Aggregate Principal	Maturity Date	Interest Rate
7.50% 2027 Notes (1)	$550 million	March 15, 2027	7.50%
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
2028 Secured Notes	$2,100 million	August 15, 2028	6.75%
4.625% 2029 Notes	$1,200 million	January 15, 2029	4.625%
4.875% 2029 Notes	$750 million	May 1, 2029	4.875%
2029 Secured Notes (1)	$2,750 million	March 1, 2029	6.375%
2030 Secured Notes	$1,450 million	December 15, 2030	6.875%
2031 Secured Notes	$1,000 million	December 1, 2031	7.125%
2032 Secured Notes	$2,200 million	March 1, 2032	6.625%

(1)In the second quarter of fiscal 2024, the Company entered into a purchase agreement in connection with the private offerings of $2,200 million and $550 million in aggregate principal of 2029 Secured Notes. The 7.50% 2027 Notes were redeemed on April 22, 2024 using proceeds from the 2029 Secured Notes. As the notification of redemption was made in March 2024, the 7.50% 2027 Notes obligation is classified as current portion of long-term debt on the condensed consolidated balance sheet as of March 30, 2024. Refer to Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional details.
The 7.50% 2027 Notes, the 5.50% 2027 Notes, the 4.625% 2029 Notes and the 4.875% 2029 Notes (collectively, the “Subordinated Notes”) were issued at a price of 100.00% of the principal amount. The 2030 Secured Notes and 2032 Secured Notes (which, along with the 2028 Secured Notes, 2029 Secured Notes and 2031 Secured Notes, are collectively referred to as the “Secured Notes”) was issued at a price of 100.00% of its principal amount. The initial $1,000 million offering and the subsequent $1,100 million offering of the 6.75% senior secured notes due 2028 (collectively, the “2028 Secured Notes”) in the second quarter of fiscal 2023 were issued at a price of 100.00% and 99.00%, respectively, of their principal amount, resulting in gross proceeds of $2,089 million. The 2031 Secured Notes was issued in the first quarter of fiscal 2024 at a price of 99.25% of its principal amount, resulting in gross proceeds of $993 million. The initial $2,200 million offering and subsequent $550 million offering of the 6.375% senior secured notes due 2029 (collectively, the “2029 Secured Notes”) in the second quarter of fiscal 2024 were issued at a price of 100.00% and 99.75%, respectively, of their principal amount, resulting in gross proceeds of $2,749 million.
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

The Secured Notes are senior secured debt of TransDigm and rank equally in right of payment with all of TransDigm’s existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, and are senior in right of payment to all of TransDigm’s existing and future senior subordinated debt, including the Subordinated Notes. The 2028 Secured Notes are guaranteed on a senior secured basis by TD Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes and 2032 Secured Notes are guaranteed on a senior secured basis by TD Group and each of TransDigm Inc.’s direct and indirect Restricted Subsidiaries (as defined in the applicable indenture) that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm Inc. or any of the guarantors in an aggregate principal amount of at least $200 million. As of the date of this Form 10-Q, the guarantors of the 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes and 2031 Secured Notes are the same as the guarantors of the 2028 Secured Notes. The table set forth in Exhibit 22 filed with this Form 10-Q details the primary obligors and guarantors. The guarantees of the Secured Notes rank equally in right of payment with all of the guarantors’ existing and future senior secured debt and are senior in right of payment to all of their existing and future senior subordinated debt. The Secured Notes are structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries.
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

(in millions)	March 30, 2024
Current assets	$6,050
Goodwill	7,125
Other non-current assets	3,222
Current liabilities	1,322
Non-current liabilities	22,033
Amounts (from) due to subsidiaries that are non-issuers and non-guarantors-net	(1,574)

Twenty-Six Week Period Ended
(in millions)	March 30, 2024
Net sales	$2,942
Sales to subsidiaries that are non-issuers and non-guarantors	17
Cost of sales	1,143
Expense from subsidiaries that are non-issuers and non-guarantors-net	24
Income from operations	573
Net income attributable to TD Group	573
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
The restrictive covenants included in the Credit Agreement are subject to amendments executed periodically. The most recent amendment that impacted the restrictive covenants contained in the Credit Agreement is Amendment No. 15, executed on March 22, 2024.
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
With the exception of the revolving credit facility, the Company has no maintenance covenants in its existing term loan and indenture agreements. Under the Credit Agreement, if the usage of the revolving credit facility exceeds 40% (or, currently, $364 million) of the total revolving commitments, the Company is required to maintain a maximum consolidated net leverage ratio of net debt to trailing four-quarter EBITDA As Defined of 7.50x (or, solely with respect to the first four fiscal quarters ending after the consummation of any material acquisition, 8.00x) as of the last day of the fiscal quarter.
As of March 30, 2024, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
On July 25, 2023, the Company amended the Securitization Facility to, among other things, increase the borrowing capacity from $350 million to $450 million and extend the maturity date to July 25, 2024. During the first quarter of fiscal 2024, the Company drew the remaining $100 million available under the Securitization Facility. As of March 30, 2024, the Company has borrowed $450 million under the Securitization Facility, which is fully drawn and bears interest at a rate of Term SOFR plus 1.60%. At March 30, 2024, the applicable interest rate was 6.91%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Dividend and Dividend Equivalent Payments
No dividends were declared in the second quarter of fiscal 2024. During the first quarter of fiscal 2024, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. Pursuant to the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, all of the vested options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to certain cash dividend equivalent payments in the event of the declaration of a dividend by the Company. In fiscal 2022, all members of the Board of Directors executed amendments to their option agreements in which future dividend declarations result in a reduction of the strike price of their existing options instead of receiving cash dividend equivalent payments.
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
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of March 30, 2024, the Company had $63 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net Income	$404	$304	$786	$533
Adjustments:
Depreciation and amortization expense	74	65	143	129
Interest expense-net	326	295	626	581
Income tax provision	115	93	222	164
EBITDA	919	757	1,777	1,407
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (1)	14	3	16	6
Non-cash stock and deferred compensation expense (2)	60	42	111	77
Refinancing costs (3)	28	5	28	9
Other, net (4)	—	10	1	17
EBITDA As Defined	$1,021	$817	$1,933	$1,516

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

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Twenty-Six Week Periods Ended
	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$865	$507
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	207	242
Interest expense-net (1)	604	561
Income tax provision-current	223	164
Loss contract amortization	17	19
Non-cash stock and deferred compensation expense (2)	(111)	(77)
Refinancing costs (3)	(28)	(9)
EBITDA	1,777	1,407
Adjustments:
Acquisition and divestiture transaction-related expenses and adjustments (4)	16	6
Non-cash stock and deferred compensation expense (2)	111	77
Refinancing costs (3)	28	9
Other, net (5)	1	17
EBITDA As Defined	$1,933	$1,516

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans and deferred compensation plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Annual Report on Form 10-K (for the fiscal year ended September 30, 2023, filed on November 9, 2023). These market risks have not materially changed for the second quarter of fiscal year 2024.
ITEM 4. CONTROLS AND PROCEDURES
As of March 30, 2024, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
No repurchases were made under the program in the twenty-six week period ended March 30, 2024. As of March 30, 2024, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
ITEM 5. OTHER INFORMATION
On March 12, 2024, W. Nicholas Howley, the Company’s Chairman of the Board of Directors, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) for the sale of 158,674 shares of common stock issuable upon the exercise of vested options intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which Rule 10b5-1 trading arrangement is scheduled to begin on June 15, 2024 and terminate no later than October 31, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

3.1	Certificate of Formation of FPT Industries LLC	Filed Herewith
3.2	Certificate of Amendment to Certificate of Formation of FPT Industries LLC	Filed Herewith
3.3	Amended and Restated Limited Liability Company Agreement of FPT Industries LLC	Filed Herewith
3.4	Certificate of Formation of Calspan JETS LLC	Filed Herewith
3.5	Limited Liability Company Agreement of Calspan JETS LLC	Filed Herewith
3.6	Certificate of Organization of Calspan Aero Systems Engineering LLC	Filed Herewith
3.7	Operating Agreement of Calspan Aero Systems Engineering LLC	Filed Herewith
3.8	Certificate of Formation of Calspan Technology Acquisition LLC	Filed Herewith
3.9	Limited Liability Company Agreement of Calspan Technology Acquisition LLC	Filed Herewith
22	Listing of Subsidiary Guarantors	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	May 7, 2024
Kevin Stein

/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	May 7, 2024
Sarah Wynne