Form 10-Q
period 2024-06-29
TransDigm Group INC
filed 2024-08-06
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2024

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 56,111,393 as of July 31, 2024.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	June 29, 2024	September 30, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,360	$3,472
Trade accounts receivable—Net	1,300	1,230
Inventories—Net	1,878	1,616
Prepaid expenses and other	523	420
Total current assets	7,061	6,738
PROPERTY, PLANT AND EQUIPMENT—NET	1,431	1,255
GOODWILL	10,018	8,988
OTHER INTANGIBLE ASSETS—NET	3,116	2,747
OTHER NON-CURRENT ASSETS	202	242
TOTAL ASSETS	$21,828	$19,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$78	$71
Short-term borrowings—trade receivable securitization facility	450	349
Accounts payable	320	305
Accrued and other current liabilities	1,003	854
Total current liabilities	1,851	1,579
LONG-TERM DEBT	21,364	19,330
DEFERRED INCOME TAXES	708	627
OTHER NON-CURRENT LIABILITIES	415	412
Total liabilities	24,338	21,948
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 61,774,108 and 60,995,513 at June 29, 2024 and September 30, 2023, respectively	1	1
Additional paid-in capital	2,749	2,440
Accumulated deficit	(3,416)	(2,621)
Accumulated other comprehensive loss	(146)	(98)
Treasury stock, at cost; 5,688,639 shares at June 29, 2024 and September 30, 2023, respectively	(1,706)	(1,706)
Total TD Group stockholders’ deficit	(2,518)	(1,984)
NONCONTROLLING INTERESTS	8	6
Total stockholders’ deficit	(2,510)	(1,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,828	$19,970
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
NET SALES	$2,046	$1,744	$5,754	$4,733
COST OF SALES	826	715	2,341	1,983
GROSS PROFIT	1,220	1,029	3,413	2,750
SELLING AND ADMINISTRATIVE EXPENSES	248	209	715	578
AMORTIZATION OF INTANGIBLE ASSETS	38	37	110	105
INCOME FROM OPERATIONS	934	783	2,588	2,067
INTEREST EXPENSE—NET	316	291	943	872
REFINANCING COSTS	30	32	59	41
OTHER INCOME	(14)	(9)	(24)	(12)
INCOME FROM OPERATIONS BEFORE INCOME TAXES	602	469	1,610	1,166
INCOME TAX PROVISION	141	117	362	281
NET INCOME	461	352	1,248	885
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	(2)	(2)
NET INCOME ATTRIBUTABLE TO TD GROUP	$461	$351	$1,246	$883
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$461	$351	$1,145	$845
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$7.96	$6.14	$19.81	$14.80
Cash dividends paid per common share	$—	$—	$35.00	$—
Weighted-average shares outstanding:
Basic and diluted	57.9	57.2	57.8	57.1
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$461	$352	$1,248	$885
Less: Net income attributable to noncontrolling interests	—	(1)	(2)	(2)
Net income attributable to TD Group	$461	$351	$1,246	$883
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(7)	31	24	211
Unrealized (losses) gains on derivatives	(21)	35	(72)	26
Pension and post-retirement benefit plans adjustment	—	—	—	—
Other comprehensive (loss) income, net of tax, attributable to TD Group	(28)	66	(48)	237
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$433	$417	$1,198	$1,120
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2022	60,049,685	$1	$2,113	$(3,914)	$(267)	(5,688,639)	$(1,706)	$7	$(3,766)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(1)	—	—	—	—	(1)
Compensation expense recognized for employee stock options	—	—	24	—	—	—	—	—	24
Exercise of employee stock options	121,490	—	27	—	—	—	—	—	27
Net income attributable to TD Group	—	—	—	228	—	—	—	—	228
Foreign currency translation adjustment, net of tax	—	—	—	—	137	—	—	—	137
Unrealized gain on derivatives, net of tax	—	—	—	—	22	—	—	—	22
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 31, 2022	60,171,175	$1	$2,164	$(3,687)	$(108)	(5,688,639)	$(1,706)	$8	$(3,328)
Accrued unvested dividend equivalents and other	—	—	—	(1)	—	—	—	—	(1)
Compensation expense recognized for employee stock options	—	—	28	—	—	—	—	—	28
Exercise of employee stock options	400,474	—	92	—	—	—	—	—	92
Net income attributable to TD Group	—	—	—	304	—	—	—	—	304
Foreign currency translation adjustment, net of tax	—	—	—	—	43	—	—	—	43
Unrealized loss on derivatives, net of tax	—	—	—	—	(31)	—	—	—	(31)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—April 1, 2023	60,571,649	$1	$2,284	$(3,384)	$(96)	(5,688,639)	$(1,706)	$8	$(2,893)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(1)	(1)
Accrued unvested dividend equivalents and other	—	—	—	(1)	—	—	—	—	(1)
Compensation expense recognized for employee stock options	—	—	31	—	—	—	—	—	31
Exercise of employee stock options	261,167	—	60	—	—	—	—	—	60
Net income attributable to TD Group	—	—	—	351	—	—	—	—	351
Foreign currency translation adjustment, net of tax	—	—	—	—	31	—	—	—	31
Unrealized gain on derivatives, net of tax	—	—	—	—	35	—	—	—	35
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—July 1, 2023	60,832,816	$1	$2,375	$(3,034)	$(30)	(5,688,639)	$(1,706)	$7	$(2,387)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2023	60,995,513	$1	$2,440	$(2,621)	$(98)	(5,688,639)	$(1,706)	$6	$(1,978)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Special dividends ($35 per share) and dividend equivalents	—	—	—	(2,020)	—	—	—	—	(2,020)
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	26	—	—	—	—	—	26
Exercise of employee stock options	216,150	—	52	—	—	—	—	—	52
Net income attributable to TD Group	—	—	—	382	—	—	—	—	382
Foreign currency translation adjustment, net of tax	—	—	—	—	91	—	—	—	91
Unrealized loss on derivatives, net of tax	—	—	—	—	(53)	—	—	—	(53)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 30, 2023	61,211,663	$1	$2,518	$(4,266)	$(60)	(5,688,639)	$(1,706)	$7	$(3,506)
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	33	—	—	—	—	—	33
Exercise of employee stock options	410,748	—	113	—	—	—	—	—	113
Net income attributable to TD Group	—	—	—	403	—	—	—	—	403
Foreign currency translation adjustment, net of tax	—	—	—	—	(60)	—	—	—	(60)
Unrealized gain on derivatives, net of tax	—	—	—	—	2	—	—	—	2
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—March 30, 2024	61,622,411	$1	$2,664	$(3,870)	$(118)	(5,688,639)	$(1,706)	$7	$(3,022)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	37	—	—	—	—	—	37
Exercise of employee stock options	151,697	—	48	—	—	—	—	—	48
Net income attributable to TD Group	—	—	—	461	—	—	—	—	461
Foreign currency translation adjustment, net of tax	—	—	—	—	(7)	—	—	—	(7)
Unrealized loss on derivatives, net of tax	—	—	—	—	(21)	—	—	—	(21)
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—June 29, 2024	61,774,108	$1	$2,749	$(3,416)	$(146)	(5,688,639)	$(1,706)	$8	$(2,510)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES:
Net income	$1,248	$885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108	93
Amortization of intangible assets and product certification costs	111	106
Amortization of debt issuance costs, original issue discount and premium	31	30
Amortization of inventory step-up	8	2
Amortization of loss contract reserves	(24)	(27)
Refinancing costs	59	41
Gain on sale of businesses, net	(11)	—
Non-cash stock and deferred compensation expense	158	131
Deferred income taxes	—	(1)
Foreign currency exchange losses	3	21
Gain on settlement of the Esterline Retirement Plan (the “ERP”)	—	(8)
Cash refund for the ERP settlement, net	—	8
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(22)	(134)
Inventories	(140)	(244)
Income taxes (receivable) payable	(120)	70
Other assets	(27)	(16)
Accounts payable	(9)	(4)
Accrued interest	118	29
Accrued and other liabilities	(18)	(69)
Net cash provided by operating activities	1,473	913
INVESTING ACTIVITIES:
Capital expenditures	(124)	(102)
Acquisition of businesses, net of cash acquired	(1,686)	(750)
Other investing transactions	71	—
Net cash used in investing activities	(1,739)	(852)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	213	179
Dividends and dividend equivalent payments	(2,038)	(38)
Repayments of senior subordinated notes, net	(550)	—
Proceeds from issuance of senior secured notes, net	5,887	2,068
Repayments of senior secured notes	(4,400)	(1,122)
Proceeds from term loans, net	5,332	6,238
Proceeds from trade receivable securitization facility, net	100	—
Repayment on term loans	(4,385)	(7,318)
Financing costs and other, net	(7)	(18)
Net cash provided by (used in) financing activities	152	(11)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2	20
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(112)	70
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,472	3,001
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,360	$3,071
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$777	$808
Cash paid during the period for income taxes, net of refunds	$472	$231
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEK PERIODS ENDED JUNE 29, 2024 AND JULY 1, 2023
(UNAUDITED)

1.    BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “Company”, “TD Group”, “TransDigm”, “we” or “us” refer to TransDigm Group Incorporated and its subsidiaries.
Principles of Consolidation
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2023 included in TD Group’s Annual Report on Form 10-K filed on November 9, 2023. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2023 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 29, 2024 are not necessarily indicative of the results to be expected for the full year.
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

2.    ACQUISITIONS
Raptor Scientific – On May 24, 2024, the Company entered into a definitive agreement to acquire all the outstanding stock of Raptor Scientific for a total purchase price of approximately $655 million in cash, including certain tax benefits. The acquisition was completed on July 31, 2024 and financed through existing cash on hand. Raptor Scientific is a leading global manufacturer of complex test and measurement solutions primarily serving the aerospace and defense end markets. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms.
CPI's Electron Device Business – On June 6, 2024, the Company completed the acquisition of all the outstanding stock of the Electron Device Business of Communications & Power Industries (“CPI's Electron Device Business”) for approximately $1,385 million in cash. The acquisition was financed through existing cash on hand, inclusive of a portion of the cash proceeds from the new long-term debt issued during the first quarter of fiscal 2024 (refer to Note 7, “Debt,” for further disclosure of the aforementioned debt issuances). CPI’s Electron Device Business is a leading global manufacturer of electronic components and subsystems primarily serving the aerospace and defense market. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of CPI’s Electron Device Business are included within TransDigm's Power & Control segment as of the June 6, 2024 acquisition date.
As of June 29, 2024, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of CPI's Electron Device Business are subject to adjustment until the end of the respective measurement period.
The Company accounted for the acquisition of CPI's Electron Device Business using the acquisition method of accounting and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The purchase price was allocated to identifiable assets and liabilities based on information available at the date of acquisition. The allocation of the purchase price is preliminary and will likely change in future periods, perhaps materially, as fair value estimates of the assets acquired, particularly intangible assets and property, plant and equipment, and liabilities assumed are finalized. The Company is in the process of obtaining a third-party valuation of certain intangible assets and property, plant and equipment of CPI's Electron Device Business. Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the thirty-nine week periods ended June 29, 2024 or July 1, 2023 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the acquisition of CPI's Electron Device Business as of the June 6, 2024 acquisition date is summarized in the table below (in millions):

Assets acquired (excluding cash):
Trade accounts receivable	$40
Inventories	81
Prepaid expenses and other	64
Property, plant and equipment	137
Goodwill	844	(1)
Other intangible assets	368	(1)
Other non-current assets	15
Total assets acquired (excluding cash)	1,549
Liabilities assumed:
Accounts payable	18
Accrued and other current liabilities	45
Deferred income taxes	89
Other non-current liabilities	12
Total liabilities assumed	164
Net assets acquired	$1,385

(1)Based on the preliminary allocation of the net assets acquired, the Company expects that the $844 million of goodwill and $368 million of other intangible assets recognized for the acquisition will not be deductible for tax purposes.

SEI Industries LTD – On May 21, 2024, the Company acquired all the outstanding stock of SEI Industries LTD (“SEI”) for approximately $170 million in cash, including certain tax benefits. The acquisition was financed through existing cash on hand. SEI, located in Delta, British Columbia, Canada, is a leading provider of highly engineered products for aerial firefighting and other liquid transportation solutions, such as remote refueling, for both the commercial and defense aerospace end markets. The products are primarily proprietary with significant aftermarket content. SEI's operating results are presented within TransDigm's Airframe segment as of the May 21, 2024 acquisition date.
The Company accounted for the SEI acquisition using the acquisition method of accounting and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The purchase price was allocated to identifiable assets and liabilities based on information available at the date of acquisition. The allocation of the purchase price is preliminary and will likely change in future periods, perhaps materially, as fair value estimates of the assets acquired, particularly intangible assets, and liabilities assumed are finalized. The Company is in the process of obtaining a third-party valuation of certain intangible assets of SEI. Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the thirty-nine week periods ended June 29, 2024 or July 1, 2023 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the SEI acquisition as of the May 21, 2024 acquisition date is summarized in the table below (in millions):

Assets acquired (excluding cash):
Trade accounts receivable	$2
Inventories	11
Prepaid expenses and other	—
Property, plant and equipment	1
Goodwill	109	(1)
Other intangible assets	68	(1)
Other non-current assets	—
Total assets acquired (excluding cash)	191
Liabilities assumed:
Accounts payable	1
Accrued and other current liabilities	1
Deferred income taxes	19
Other non-current liabilities	—
Total liabilities assumed	21
Net assets acquired	$170

(1)Based on the preliminary allocation of the net assets acquired, the Company expects that the $109 million of goodwill and $68 million of other intangible assets recognized for the acquisition will not be deductible for tax purposes.
FPT Industries LLC – On March 1, 2024, the Company acquired all the outstanding stock of FPT Industries LLC (“FPT”) for approximately $57 million in cash. The acquisition was financed through existing cash on hand. FPT, which has facilities in the United Kingdom and Alabama, designs and manufactures an extensive range of specialist fuel tanks and flotation systems for both the commercial and defense aerospace end markets. The products are primarily proprietary with significant aftermarket content. FPT's operating results are presented within TransDigm's Airframe segment as of the March 1, 2024 acquisition date.
The Company accounted for the FPT acquisition using the acquisition method of accounting and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that $9 million of the approximately $35 million of goodwill recognized for the acquisition will be deductible for tax purposes over 15 years. The Company expects that none of the approximately $19 million of other intangible assets recognized for the acquisition will be deductible for tax purposes.

Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the thirty-nine week periods ended June 29, 2024 or July 1, 2023 are not material and, accordingly, are not provided.
Calspan Corporation – On May 8, 2023, the Company acquired all the outstanding stock of Calspan Corporation (“Calspan”) for approximately $730 million in cash, which includes a $1 million working capital settlement paid in the first quarter of fiscal 2024 and certain tax benefits. The acquisition was financed through existing cash on hand. Calspan is a leading independent provider of proprietary highly engineered testing and technology development services and systems primarily for the aerospace and defense industry. Calspan’s state of the art transonic wind tunnel is used across a range of important aftermarket-focused development activities for both the commercial and defense aerospace end markets. The services and systems are primarily proprietary with significant aftermarket content. Calspan's operating results are included within TransDigm's Airframe segment.
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
Pro forma net sales and results of operations for the Calspan acquisition had it occurred at the beginning of the thirty-nine week period ended July 1, 2023 are not material and, accordingly, are not provided.
The final allocation of the fair value of assets acquired and liabilities assumed in the Calspan acquisition as of the May 8, 2023 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, are summarized in the table below (in millions):

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

(1)Of the approximately $280 million of goodwill recognized for the acquisition, approximately $222 million is deductible for tax purposes. Of the approximately $101 million of other intangible assets recognized for the acquisition, approximately $86 million is deductible for tax purposes. The goodwill and intangible assets are deductible over 15 years.

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
The fiscal 2024 acquisitions of CPI's Electron Device Business, SEI and FPT and fiscal 2023 acquisition of Calspan completed by the Company strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase prices paid reflect the current EBITDA As Defined and cash flows, as well as the future EBITDA As Defined and cash flows expected to be generated by the businesses, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.
Extant Aerospace Acquisitions – For the thirty-nine week period ended June 29, 2024, the Company's Extant Aerospace subsidiary, which is included within TransDigm’s Power & Control segment, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines (collectively, referred to herein as the “Extant Aerospace product line acquisitions”), each meeting the definition of a business, for a total purchase price of $72 million. The Company accounted for the acquisitions using the acquisition method of accounting and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $32 million of goodwill and $18 million of other intangible assets recognized for the acquisition will be deductible for tax purposes over 15 years.
For the fiscal year ended September 30, 2023, the Company's Extant Aerospace subsidiary, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $24 million. The Company accounted for the acquisitions using the acquisition method of accounting and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. The Company expects that all of the approximately $12 million of goodwill and $6 million of other intangible assets recognized for the acquisitions is deductible for tax purposes over 15 years.
Pro forma net sales and results of operations for the Extant Aerospace product line acquisitions, had they occurred at the beginning of the thirty-nine week periods ended June 29, 2024 or July 1, 2023 are not material and, accordingly, are not provided.
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
In a limited number of contracts, control transfers to the customer over time, primarily in contracts where the customer is required to pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit relative to the work performed for products that were customized for the customer. Therefore, we recognize revenue over time for those agreements that have a right to margin and where the products being produced have no alternative use.
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

	June 29, 2024	September 30, 2023
Contract assets, current (1)	$268	$191
Contract assets, non-current (2)	—	1
Total contract assets	268	192
Contract liabilities, current (3)	153	79
Contract liabilities, non-current (4)	7	8
Total contract liabilities	160	87
Net contract assets	$108	$105

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
The increase in the Company's total contract assets at June 29, 2024 compared to September 30, 2023 is primarily due to the acquisition of CPI's Electron Device Business (completed during the third quarter of fiscal 2024) and also the timing and status of work in process and/or milestones of certain contracts. The increase in the Company's total contract liabilities at June 29, 2024 compared to September 30, 2023 is primarily due to the acquisition of CPI's Electron Device Business and also receipt of advance payments. For the thirty-nine week period ended June 29, 2024, the revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was not material.
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
As of June 29, 2024 and September 30, 2023, the allowance for uncollectible accounts was $31 million. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.
4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator for earnings per share:
Net income	$461	$352	$1,248	$885
Less: Net income attributable to noncontrolling interests	—	(1)	(2)	(2)
Net income attributable to TD Group	461	351	1,246	883
Less: Dividends paid on participating securities (1)	—	—	(101)	(38)
Net income applicable to TD Group common stockholders—basic and diluted	$461	$351	$1,145	$845
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	56.0	55.0	55.7	54.7
Vested options deemed participating securities	1.9	2.2	2.1	2.4
Total shares for basic and diluted earnings per share	57.9	57.2	57.8	57.1
Earnings per share—basic and diluted	$7.96	$6.14	$19.81	$14.80

(1)Represents dividend equivalent payments of approximately $101 million, of which $18 million was accrued as of September 30, 2023 and the remaining $83 million was associated with the November 2023 $35.00 dividend declaration, and $38 million, respectively, for the thirty-nine week periods ended June 29, 2024 and July 1, 2023. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended June 29, 2024 and July 1, 2023.

5.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	June 29, 2024	September 30, 2023
Raw materials and purchased component parts	$1,313	$1,144
Work-in-progress	508	455
Finished goods	285	226
Total	2,106	1,825
Reserves for excess and obsolete inventory	(228)	(209)
Inventories—Net	$1,878	$1,616
6.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	June 29, 2024			September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,086	$—	$1,086	$1,019	$—	$1,019
Technology	2,358	967	1,391	2,124	888	1,236
Order backlog	16	4	12	7	6	1
Customer relationships	784	162	622	623	136	487
Other	10	5	5	9	5	4
Total	$4,254	$1,138	$3,116	$3,782	$1,035	$2,747
The aggregate amortization expense on identifiable intangible assets is approximately $38 million and $37 million for the thirteen week periods ended June 29, 2024 and July 1, 2023, respectively. The aggregate amortization expense on identifiable intangible assets is approximately $110 million and $105 million for the thirty-nine week periods ended June 29, 2024 and July 1, 2023, respectively.

As disclosed in Note 2, “Acquisitions,” the estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting and is subject to adjustment upon completion of the third-party valuation for certain acquisitions. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the thirty-nine week period ended June 29, 2024 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$1,020
Trademarks and trade names	70
	1,090
Intangible assets subject to amortization:
Technology	235	20 years
Order backlog	12	1 year
Customer relationships	156	20 years
	403
Total	$1,493
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2023 through June 29, 2024 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2023	$4,194	$4,701	$93	$8,988
Goodwill acquired during the period (Note 2)	876	144	—	1,020
Purchase price allocation adjustments (1)	—	35	—	35
Currency translation adjustments and other	(2)	(23)	—	(25)
Balance at June 29, 2024	$5,068	$4,857	$93	$10,018

(1)Related to the opening balance sheet adjustments recorded from the acquisition of Calspan completed during the third quarter of fiscal 2023, within the allowable measurement period (not to exceed one year). Refer to Note 2, “Acquisitions,” for further information.
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have assessed the changes in events and circumstances through the third quarter of fiscal 2024 and concluded that no triggering events occurred that required an interim evaluation.

7.    DEBT
The Company’s debt consists of the following (in millions):

	June 29, 2024
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$450	$—	$—	$450
Term loans	$7,220	$(14)	$(33)	$7,173
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(10)	—	2,640
6.75% secured notes due 2028 (“2028 Secured Notes”)	2,100	(16)	(8)	2,076
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(6)	—	1,194
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(4)	—	746
6.375% secured notes due 2029 (“2029 Secured Notes”)	2,750	(24)	(1)	2,725
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(13)	—	1,437
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(9)	(7)	984
6.625% secured notes due 2032 (“2032 Secured Notes”)	2,200	(20)	—	2,180
Government refundable advances	16	—	—	16
Finance lease obligations	271	—	—	271
	21,607	(116)	(49)	21,442
Less: current portion	78	—	—	78
Long-term debt	$21,529	$(116)	$(49)	$21,364

	September 30, 2023
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$6,249	$(22)	$(48)	$6,179
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(25)	2	4,377
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(2)	—	548
5.50% 2027 Notes	2,650	(12)	—	2,638
2028 Secured Notes	2,100	(19)	(10)	2,071
4.625% 2029 Notes	1,200	(7)	—	1,193
4.875% 2029 Notes	750	(5)	—	745
2030 Secured Notes	1,450	(14)	—	1,436
Government refundable advances	21	—	—	21
Finance lease obligations	193	—	—	193
	19,563	(106)	(56)	19,401
Less: current portion	71	—	—	71
Long-term debt	$19,492	$(106)	$(56)	$19,330
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $243 million and $125 million as of June 29, 2024 and September 30, 2023, respectively.

First Quarter of Fiscal 2024 Activity
Amendment No. 13 and Incremental Term Loan Assumption Agreement – On November 28, 2023, the Company entered into Amendment No. 13 and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 13”) to the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”). Under the terms of Amendment No. 13, the Company, among other things, issued $1,000 million in Tranche J term loans maturing February 28, 2031. The Tranche J term loans bore interest at a rate of adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus 3.25%. The Tranche J term loans were issued at a discount of 0.25%, or approximately $3 million. The Tranche J term loans were fully drawn on November 28, 2023 and the other terms and conditions that apply to the Tranche J term loans were substantially the same as the terms and conditions that apply to the term loans immediately prior to Amendment No. 13. Principal payments commenced on March 31, 2024, in which $3 million was to be paid on a quarterly basis up to the maturity date.
The Company capitalized $10 million in debt issuance costs associated with the Tranche J term loans during the thirty-nine week period ended June 29, 2024.
In the third quarter of fiscal 2024, the remaining $997 million of existing Tranche J term loans were refinanced. Refer to the section below, “Amendment No. 16 Loan Modification Agreement and Refinancing Facility Agreement” for further information.
Issuance of $1,000 million of Senior Secured Notes due 2031 – On November 28, 2023, the Company entered into a purchase agreement in connection with a private offering of $1,000 million in aggregate principal amount of 7.125% senior secured notes due 2031 (the “2031 Secured Notes”) at an issue price of 99.25% of the principal amount, which represents an approximately $8 million discount. The 2031 Secured Notes were issued pursuant to an indenture, dated as of November 28, 2023, amongst TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The 2031 Secured Notes are guaranteed, on a senior secured basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The 2031 Secured Notes and guarantees rank equally in right of payment with all of TransDigm’s and the guarantors’ existing and future senior indebtedness, senior in right of payment to any of TransDigm’s and the guarantors’ existing and future indebtedness that is, by its terms, expressly subordinated in right of payment to the 2031 Secured Notes and guarantees, and structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries. The Company used the proceeds of the offering of the 2031 Secured Notes, along with the proceeds from the Tranche J term loans further described above, together with cash on hand, primarily to fund the acquisition of CPI's Electron Device Business completed during the third quarter of fiscal 2024 (see Note 2, “Acquisitions,” for further information).
The 2031 Secured Notes bear interest at a rate of 7.125% per annum, which accrues from November 28, 2023 and is payable in arrears on June 1st and December 1st of each year, commencing on June 1, 2024. The 2031 Secured Notes mature on December 1, 2031, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $10 million in debt issuance costs associated with the 2031 Secured Notes during the thirty-nine week period ended June 29, 2024.
Second Quarter of Fiscal 2024 Activity
Amendment No. 14 and Incremental Revolving Credit Assumption Agreement – On February 27, 2024, the Company entered into Amendment No. 14 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 14”) to the Credit Agreement. Under the terms of Amendment No. 14, the Company, among other things, refinanced its revolving credit facility to (i) extend the maturity date from May 2026 to February 2029; (ii) increased the total commitments capacity thereunder from $810 million to $910 million; and (iii) decreased the applicable interest rate to Term SOFR plus 2.25% compared to Term SOFR plus 2.50% applicable prior to Amendment No. 14. As of June 29, 2024, the borrowings available under the revolving commitments were $839 million.
The Company capitalized $1 million in debt issuance costs and wrote-off $3 million in unamortized debt issuance costs associated with Amendment No. 14 during the thirty-nine week period ended June 29, 2024.

Issuance of $4,400 million of Senior Secured Notes due 2029 and 2032 – On February 27, 2024, the Company entered into two separate purchase agreements in connection with private offerings of $2,200 million in aggregate principal amount of 6.375% senior secured notes due 2029 (the “$2,200 million 2029 Secured Notes”) at an issue price of 100% of the principal amount and $2,200 million in aggregate principal amount of 6.625% senior secured notes due 2032 (the “2032 Secured Notes”) at an issue price of 100% of the principal amount. The proceeds were used to repurchase all outstanding 6.25% secured notes due 2026 (the “2026 Secured Notes”) further described below.
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
The Company capitalized approximately $20 million and $21 million in debt issuance costs associated with the $2,200 million 2029 Secured Notes and the 2032 Secured Notes, respectively, during the thirty-nine week period ended June 29, 2024.
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
The other terms and conditions that apply to the Tranche I and Tranche K term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 15. Principal payments for the Tranche I term loans and Tranche K term loans commenced on June 30, 2024, in which $11 million (subsequently revised in Amendment No. 16 detailed below) and $4 million will be paid on a quarterly basis up to the maturity date of each respective tranche of term loans.
The Company expensed approximately $6 million in refinancing costs associated with the refinancing during the thirty-nine week period ended June 29, 2024. Additionally, the Company wrote-off $2 million of original issue discount associated with Amendment No. 15 during the thirty-nine week period ended June 29, 2024.
In the third quarter of fiscal 2024, $2,644 million of existing Tranche I term loans were refinanced. Refer to the section below, “Amendment No. 16 Loan Modification Agreement and Refinancing Facility Agreement” for further information.
Redemption of $4,400 million of Senior Secured Notes due 2026 – On March 28, 2024, the Company redeemed all $4,400 million aggregate principal amount of its outstanding 2026 Secured Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the redemption date, using the net proceeds of the offering of the $2,200 million 2029 Secured Notes and the 2032 Secured Notes, together with cash on hand.
The Company recorded refinancing costs of $19 million, consisting primarily of the write-off of $21 million in unamortized debt issuance costs, slightly offset by the write-off of unamortized premium of $2 million during the thirty-nine week period ended June 29, 2024 in conjunction with the redemption of the 2026 Secured Notes.

Issuance of $550 million of Senior Secured Notes due 2029 – On March 22, 2024, the Company entered into a purchase agreement in connection with a private offering of $550 million in aggregate principal amount consisting of 6.375% senior secured notes due 2029 (the “$550 million 2029 Secured Notes”) at an issue price of 99.75% of the principal amount, which represents an approximately $1 million discount. The $550 million 2029 Secured Notes are an additional issuance of the Company's existing $2,200 million 2029 Secured Notes (as further described above) and were issued under a supplemental indenture dated as of March 22, 2024, pursuant to which the Company previously issued the $2,200 million 2029 Secured Notes. The $550 million 2029 Secured Notes are the same class and series as, and otherwise identical to, the $2,200 million 2029 Secured Notes other than with respect to the date of issuance and issue price (collectively, the $550 million 2029 Secured Notes and the $2,200 million 2029 Secured Notes are referred to herein as the “2029 Secured Notes”).
The Company capitalized $5 million in debt issuance costs associated with the $550 million 2029 Secured Notes during the thirty-nine week period ended June 29, 2024.
Third Quarter of Fiscal 2024 Activity
Redemption of $550 million of Senior Subordinated Notes due 2027 – On April 22, 2024, the Company redeemed all $550 million aggregate principal of its outstanding 7.50% senior subordinated notes due 2027 (the “7.50% 2027 Notes”) at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the redemption date, using the net proceeds of the offering of the $550 million 2029 Secured Notes, together with cash on hand.
The Company wrote off $2 million in unamortized debt issuance costs during the thirty-nine week period ended June 29, 2024 in conjunction with the redemption of the 7.50% 2027 Notes.
Amendment No. 16 Loan Modification Agreement and Refinancing Facility Agreement – On June 4, 2024, the Company entered into Amendment No. 16 Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 16”) to the Credit Agreement. Under the terms of Amendment No. 16, the Company, among other things, (i) repriced all of its $997 million in existing Tranche J term loans to bear interest at Term SOFR plus 2.50% compared to Term SOFR plus 3.25% applicable prior to Amendment No. 16; and (ii) amended and extended $2,644 million of existing Tranche I term loans maturing August 24, 2028 and converting such loans into Tranche J term loans maturing February 28, 2031.
The other terms and conditions that apply to the Tranche I and Tranche J term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 16. Principal payments for Tranche I and Tranche J term loans commence on June 30, 2024 and September 30, 2024 respectively, in which $5 million and $9 million will be paid on a quarterly basis up to the maturity date of each respective tranche of term loans.
The Company capitalized $3 million in debt issuance costs associated with the refinancing during the thirty-nine week period ended June 29, 2024. Additionally, the Company wrote-off $14 million in unamortized debt issuance costs and $12 million of original issue discount associated with Amendment No. 16 during the thirty-nine week period ended June 29, 2024.
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
On December 28, 2023, the Company drew $100 million available under the Securitization Facility. The Company has borrowed $450 million under the Securitization Facility, which is fully drawn as of June 29, 2024, and bears interest at a rate of Term SOFR plus 1.60%. At June 29, 2024 and September 30, 2023, the applicable interest rate was 6.91% and 6.95%, respectively.
Subsequent Event – Trade Receivable Securitization Facility – On July 12, 2024, the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $450 million to $650 million; and (ii) extend the maturity date to July 11, 2025 at an interest rate of Term SOFR plus 1.45% compared to an interest rate of Term SOFR plus 1.60% that applied prior to the amendment. The Company subsequently drew $38 million available under the Securitization Facility in July 2024.

Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of June 29, 2024 and September 30, 2023, the outstanding balance of these advances was $16 million and $21 million, respectively.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $271 million and $193 million at June 29, 2024 and September 30, 2023, respectively. The increase in the current fiscal year is attributable to the leases assumed from the acquisition of CPI's Electron Device Business (acquired in the third quarter of fiscal 2024) and certain new leases of facilities and amendments to previous agreements qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 13, “Leases,” for further disclosure of the Company's lease obligations.
8.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended June 29, 2024 and July 1, 2023, the effective income tax rate was 23.4% and 24.9%, respectively. During the thirty-nine week periods ended June 29, 2024 and July 1, 2023, the effective income tax rate was 22.5% and 24.1%, respectively. The Company’s lower effective income tax rate for the thirteen and thirty-nine week periods ended June 29, 2024, was primarily due to a less significant impact on the rate from the valuation allowance applicable to the Company's net interest deduction limitation carryforward. The Company's effective income tax rate for the thirteen and thirty-nine week periods ended June 29, 2024 was higher than the federal statutory tax rate of 21% primarily due to an increase in the valuation allowance applicable to the Company's net interest deduction limitation carryforward, partially offset by the discrete impact of excess tax benefits associated with share-based payments.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations for years before fiscal 2018. The Company is currently under examination for its federal income taxes in Canada for fiscal years 2013 through 2019, in France for fiscal years 2020 through 2022, and in Germany for fiscal years 2018 through 2019. In addition, the Company is subject to state income tax examinations for fiscal years 2015 and later.
Unrecognized tax benefits at June 29, 2024 and September 30, 2023, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $14 million and $17 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not significant for the thirteen and thirty-nine week periods ended June 29, 2024 and July 1, 2023. As of June 29, 2024 and September 30, 2023, the Company accrued $5 million for the potential payment of interest and penalties. Within the next twelve months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $3 million resulting primarily from the resolution of tax examinations. Any increase in the amount of unrecognized tax benefits within the next twelve months is not expected to be material.

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		June 29, 2024		September 30, 2023
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$3,360	$3,360	$3,472	$3,472
Interest rate swap agreements (1)	2	61	61	103	103
Interest rate swap agreements (2)	2	6	6	41	41
Interest rate cap agreements (2)	2	33	33	53	53
Interest rate collar agreements (2)	2	23	23	17	17
Liabilities:
Interest rate swap agreements (3)	2	1	1	—	—
Foreign currency forward exchange contracts (3)	2	2	2	5	5
Interest rate swap agreements (4)	2	—	—	3	3
Interest rate cap agreements (4)	2	1	1	1	1
Short-term borrowings - trade receivable securitization facility (5)	2	450	450	349	349
Long-term debt, including current portion:
Term loans (5)	2	7,173	7,250	6,179	6,212
2026 Secured Notes (5)	1	—	—	4,377	4,329
7.50% 2027 Notes (5)	1	—	—	548	549
5.50% 2027 Notes (5)	1	2,640	2,597	2,638	2,484
2028 Secured Notes (5)	1	2,076	2,124	2,071	2,069
4.625% 2029 Notes (5)	1	1,194	1,118	1,193	1,047
4.875% 2029 Notes (5)	1	746	703	745	654
2029 Secured Notes (5)	1	2,725	2,764	—	—
2030 Secured Notes (5)	1	1,437	1,479	1,436	1,423
2031 Secured Notes (5)	1	984	1,031	—	—
2032 Secured Notes (5)	1	2,180	2,222	—	—
Government refundable advances	2	16	16	21	21
Finance lease obligations	2	271	271	193	193

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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at June 29, 2024 and September 30, 2023.
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

During the third quarter of fiscal 2024, we entered into forward starting interest rate collar agreements. The interest rate collar agreements establish a range where we will pay the counterparties if the three-month Term SOFR rate falls below the established floor rate of 2.50%, and the counterparties will pay us if the three-month Term SOFR rate exceeds the ceiling rate of 4.50%. The collar will settle quarterly from the effective date through the maturity date. No payments or receipts will be exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates.
The tables below summarize the key terms of the swaps, cap and collars as of June 29, 2024 (aggregated by effective date).
Interest rate swap agreements:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Conversion of Related Variable Rate Debt subject to Term SOFR to Fixed Rate of:
$500	3/31/2023	3/31/2025	6.25% (3.00% plus the 3.25% margin percentage)
$1,500	3/31/2023	3/31/2025	6.35% (3.10% plus the 3.25% margin percentage)
$700	3/31/2023	9/30/2025	4.55% (1.30% plus the 3.25% margin percentage)
Interest rate cap agreement:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Offsets Variable Rate Debt Attributable to Fluctuations Above:
$700	3/31/2023	9/30/2025	Three-month Term SOFR rate of 1.25%
Interest rate collar agreements:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Offsets Variable Rate Debt Attributable to Fluctuations Below and Above:
$1,100	3/31/2025	9/30/2026	Three-month Term SOFR rate of 2.00% (floor) and 3.50% (cap)
$500	9/30/2025	9/30/2026	Three-month Term SOFR rate of 2.00% (floor) and 3.50% (cap)
$1,338	9/30/2025	9/30/2027	Three-month Term SOFR rate of 2.50% (floor) and 4.50% (cap)
$1,550	9/30/2026	9/30/2027	Three-month Term SOFR rate of 2.50% (floor) and 4.50% (cap)
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

	June 29, 2024		September 30, 2023
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$33	$1	$53	$1
Interest rate collar agreements	23	—	17	—
Interest rate swap agreements	67	1	144	3
Net derivatives as classified in the condensed consolidated balance sheets (1)	$123	$2	$214	$4

(1)Refer to Note 9, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of the Company's interest rate swap, cap and collar agreements.

Based on the fair value amounts determined as of June 29, 2024, the estimated net amount of existing (gains) losses and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately $(54) million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At June 29, 2024, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $43 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at June 29, 2024 is three months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles. On July 25, 2024, the Company entered into additional foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $120 million with a maximum duration of fourteen months.
During the thirty-nine week period ended June 29, 2024, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales was approximately $3 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit. As of June 29, 2024, the Company expects to record a net loss of approximately $2 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months.
11.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electromechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, databus and power controls, advanced sensor products, switches and relay panels, high performance hoists, winches and lifting devices, cargo loading, handling, delivery systems and electronic components used in the generation, amplification, transmission and reception of microwave signals. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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

The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive or deferred compensation plans, foreign currency gains and losses, acquisition-integration costs, acquisition transaction-related expenses, and refinancing costs. Acquisition transaction-related costs represent accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when the inventory was sold; costs incurred to integrate acquired businesses and product lines into the Company’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for acquisitions comprising deal fees; legal, financial and tax diligence expenses and valuation costs that are required to be expensed as incurred and other acquisition accounting adjustments.
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
The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$229	$180	$608	$499
Commercial and non-aerospace aftermarket	317	270	903	787
Defense	477	411	1,310	1,116
Total Power & Control	1,023	861	2,821	2,402

Airframe
Commercial and non-aerospace OEM	323	254	901	682
Commercial and non-aerospace aftermarket	348	308	1,010	815
Defense	303	273	884	707
Total Airframe	974	835	2,795	2,204

Total Non-aviation	49	48	138	127

Net Sales	$2,046	$1,744	$5,754	$4,733

The following table reconciles EBITDA As Defined by segment to consolidated income from operations before income taxes (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
EBITDA As Defined
Power & Control	$587	$487	$1,615	$1,341
Airframe	503	417	1,443	1,101
Non-aviation	22	21	59	52
Total segment EBITDA As Defined	1,112	925	3,117	2,494
Less: Unallocated corporate EBITDA As Defined	21	10	94	62
Total Company EBITDA As Defined	1,091	915	3,023	2,432
Depreciation and amortization expense	77	70	219	199
Interest expense-net	316	291	943	872
Acquisition transaction-related expenses and adjustments	27	6	43	12
Non-cash stock and deferred compensation expense	47	53	158	131
Refinancing costs	30	32	59	41
Other, net	(8)	(6)	(9)	11
Income from operations before income taxes	$602	$469	$1,610	$1,166
The following table presents total assets by segment (in millions):

	June 29, 2024	September 30, 2023
Total assets
Power & Control	$9,090	$7,315
Airframe	9,344	8,972
Non-aviation	233	234
Corporate	3,161	3,449
	$21,828	$19,970

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCL”), net of taxes, for the thirty-nine week periods ended June 29, 2024 and July 1, 2023 (in millions):

	Unrealized gains (losses) on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2023	$143	$2	$(243)	$(98)
Net current-period other comprehensive (loss) income (4)	(72)	—	24	(48)
Balance at June 29, 2024	$71	$2	$(219)	$(146)

Balance at September 30, 2022	$123	$(10)	$(380)	$(267)
Net current-period other comprehensive income (loss) (4)	26	—	211	237
Balance at July 1, 2023	$149	$(10)	$(169)	$(30)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of taxes, of $3 million and $(11) million for the thirteen week periods ended June 29, 2024 and July 1, 2023, respectively, and $20 million and $(10) million for the thirty-nine week periods ended June 29, 2024 and July 1, 2023, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity on the defined pension plan and postretirement benefit plan for the thirteen and thirty-nine week periods ended June 29, 2024 and July 1, 2023, respectively.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
(4)Presented net of reclassifications out of AOCL into earnings, specifically net sales and interest expense-net, for realized (losses) gains on derivatives designated and qualifying as cash flow hedges of $(2) million (net of taxes of $(0.7) million) and $84 million (net of taxes of $26 million), respectively, for the thirty-nine week period ended June 29, 2024 and $(1) million (net of taxes of $(0.3) million) and $42 million (net of taxes of $13 million), respectively, for the thirty-nine week period ended July 1, 2023.
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

The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	Classification	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	Cost of sales or selling and administrative expenses	$5	$5	$15	$15
Finance lease cost:
Amortization of leased assets	Cost of sales	3	2	9	7
Interest on lease liabilities	Interest expense-net	5	3	11	10
Total lease cost		$13	$10	$35	$32
Supplemental cash flow information related to leases is as follows (in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$15	$16
Operating cash outflows from finance leases	10	7
Financing cash outflows from finance leases	4	4

Lease assets obtained in exchange for new lease obligations:
Operating leases	$6	$14
Financing leases	65	48
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	June 29, 2024	September 30, 2023
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$63	$64

Current operating lease liabilities	Accrued and other current liabilities	16	16
Long-term operating lease liabilities	Other non-current liabilities	38	51
Total operating lease liabilities		$54	$67

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment-net	$286	$176

Current finance lease liabilities	Current portion of long-term debt	6	5
Long-term finance lease liabilities	Long-term debt	265	188
Total finance lease liabilities		$271	$193
As of June 29, 2024, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	4.9 years
Finance leases	21.2 years

Weighted-average discount rate
Operating leases	5.9%
Finance leases	7.0%

Maturities of lease liabilities at June 29, 2024 are as follows (in millions):

	Operating Leases	Finance Leases
2024	$5	$5
2025	19	21
2026	13	21
2027	10	22
2028	6	23
Thereafter	12	460
Total future minimum lease payments	65	552
Less: imputed interest	11	281
Present value of lease liabilities reported	$54	$271
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
No loss contingency related to the voluntary refund request has been recorded as of June 29, 2024 as the Company has concluded that based on the current facts and circumstances, it's uncertain as to whether or not the requested voluntary refund will be made.

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

Our business is well diversified due to the broad range of products that we offer to our customers. Our major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, cargo loading, handling and delivery systems, specialized flight, wind tunnel and jet engine testing services and equipment and electronic components used in the generation, amplification, transmission and reception of microwave signals. Each of our product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.
For the third quarter of fiscal year 2024, we generated net sales of $2,046 million and net income attributable to TD Group of $461 million. EBITDA As Defined was $1,091 million, or 53.3% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to income from operations and net cash provided by operating activities.
In the first three quarters of fiscal 2024, the rebound in our commercial aerospace end markets from the COVID-19 pandemic continued, and we remain encouraged by the progression of the commercial aerospace market recovery to date, building off the progress from fiscal 2023. Commercial air travel in domestic markets continues to lead the air traffic recovery with most domestic markets nearing, achieving or surpassing pre-pandemic air traffic levels. The pace of the international recovery has been slower than the domestic recovery; however, it has continued to make steady improvement. Since February 2024, both domestic and international revenue passenger kilometers (“RPKs”) have surpassed 2019 (i.e., pre-pandemic) levels. We expect the Company's commercial aerospace end markets to continue progressing the remainder of fiscal 2024 barring any significant disruptions or setbacks. In the first three quarters of fiscal 2024, we experienced improved sales in the commercial original equipment manufacturer (“OEM”) sector primarily due to increased aircraft production by Boeing and Airbus. Aircraft production rates still remain below pre-pandemic levels, mainly due to persisting, though improving, supply chain and production issues that are slowing the pace of new aircraft manufacturing. Airline demand for new aircraft is strong and both Boeing and Airbus have disclosed further planned OEM production rate increases for calendar 2024; however, we are continuing to monitor the Federal Aviation Administration's recent halting of Boeing's planned MAX production increase due to Boeing's ongoing quality control issues.
In the first three quarters of fiscal 2024, defense sales have increased compared to the comparable prior year period due to improving U.S. government defense spend outlays. Department of Defense (“DOD”) budgets have also trended upwards as geopolitical challenges such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, and military modernization efforts are driving demand. Historically, the inconsistent pace of U.S. government defense spending outlays and government funding reprioritization provides for uncertainty in the defense aerospace market.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	June 29, 2024		% of Net Sales	July 1, 2023		% of Net Sales
Net sales	$2,046		100.0%	$1,744		100.0%
Cost of sales	826		40.4%	715		41.0%
Selling and administrative expenses	248		12.1%	209		12.0%
Amortization of intangible assets	38		1.8%	37		2.1%
Income from operations	934		45.7%	783		44.9%
Interest expense-net	316		15.4%	291		16.7%
Refinancing costs	30		1.5%	32		1.8%
Other income	(14)		(0.7)%	(9)		(0.5)%
Income tax provision	141		6.9%	117		6.7%
Income from operations	461		22.6%	352		20.2%
Less: Net income attributable to noncontrolling interests	—		—%	(1)		(0.1)%
Net income attributable to TD Group	$461		22.6%	$351		20.1%
Net income applicable to TD Group common stockholders	$461	(1)	22.6%	$351	(1)	20.1%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$7.96	(2)		$6.14	(2)
Weighted-average shares outstanding—basic and diluted	57.9			57.2
Other Data:
EBITDA	$995	(3)		$830	(3)
EBITDA As Defined	$1,091	(3)	53.3%	$915	(3)	52.5%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends paid on participating securities, including dividend equivalent payments. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended June 29, 2024 and July 1, 2023.
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

	Thirty-Nine Week Periods Ended
	June 29, 2024		% of Net Sales	July 1, 2023		% of Net Sales
Net sales	$5,754		100.0%	$4,733		100.0%
Cost of sales	2,341		40.7%	1,983		41.9%
Selling and administrative expenses	715		12.4%	578		12.2%
Amortization of intangible assets	110		1.9%	105		2.2%
Income from operations	2,588		45.0%	2,067		43.7%
Interest expense-net	943		16.4%	872		18.4%
Refinancing costs	59		1.0%	41		0.9%
Other income	(24)		(0.4)%	(12)		(0.3)%
Income tax provision	362		6.3%	281		5.9%
Income from operations	1,248		21.7%	885		18.7%
Less: Net income attributable to noncontrolling interests	(2)		—%	(2)		—%
Net income attributable to TD Group	$1,246		21.7%	$883		18.7%
Net income applicable to TD Group common stockholders	$1,145	(1)	19.9%	$845	(1)	17.9%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$19.81	(2)		$14.80	(2)
Cash dividends paid per common share	$35.00			$—
Weighted-average shares outstanding—basic and diluted	57.8			57.1
Other Data:
EBITDA	$2,772	(3)		$2,237	(3)
EBITDA As Defined	$3,023	(3)	52.5%	$2,432	(3)	51.4%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $101 million and $38 million for the thirty-nine week periods ended June 29, 2024 and July 1, 2023, respectively.
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

Changes in Results of Operations
Thirteen week period ended June 29, 2024 compared with the thirteen week period ended July 1, 2023
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended June 29, 2024 and July 1, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	June 29, 2024	July 1, 2023	Change
Organic sales	$1,988	$1,734	$254	14.6%
Acquisition sales	58	10	48	2.8%
Net sales	$2,046	$1,744	$302	17.3%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. Refer to Note 2, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's recent acquisitions activity.
The increase in organic sales of $254 million for the thirteen week period ended June 29, 2024 compared to the thirteen week period ended July 1, 2023 is primarily related to increases in defense sales ($91 million, an increase of 13.3%), commercial OEM sales ($88 million, an increase of 23.2%) and commercial aftermarket sales ($61 million, an increase of 11.1%). The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the third quarter of fiscal 2024 compared to fiscal 2023, particularly internationally.
The increase in acquisition sales for the thirteen week period ended June 29, 2024 is primarily attributable to the third quarter fiscal 2024 acquisition of the Electron Device Business of Communications & Power Industries (“CPI's Electron Device Business”), the second quarter fiscal 2024 acquisition of FPT Industries LLC (“FPT”) and the third quarter fiscal 2023 acquisition of Calspan Corporation ("Calspan").
•Cost of Sales and Gross Profit. Cost of sales increased by $111 million, or 15.5%, to $826 million for the thirteen week period ended June 29, 2024 compared to $715 million for the thirteen week period ended July 1, 2023. Cost of sales and the related percentage of net sales for the thirteen week periods ended June 29, 2024 and July 1, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 29, 2024	July 1, 2023	Change	% Change
Cost of sales - excluding costs below	$825	$719	$106	14.7%
% of net sales	40.3%	41.2%
Non-cash stock and deferred compensation expense	5	5	—	—%
% of net sales	0.2%	0.3%
Inventory acquisition accounting adjustments	5	—	5	100.0%
% of net sales	0.2%	—%
Foreign currency gains	(2)	(1)	(1)	100.0%
% of net sales	(0.1)%	(0.1)%
Loss contract amortization	(7)	(8)	1	12.5%
% of net sales	(0.3)%	(0.5)%
Total cost of sales	$826	$715	$111	15.5%
% of net sales	40.4%	41.0%
Gross profit (Net sales less Total cost of sales)	$1,220	$1,029	$191	18.6%
Gross profit percentage (Gross profit / Net sales)	59.6%	59.0%

Cost of sales during the thirteen week period ended June 29, 2024 decreased as a percentage of net sales. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume, which contributed to the gross profit as a percentage of net sales increasing by 0.6 percentage points to 59.6% for the thirteen week period ended June 29, 2024 from 59.0% for the thirteen week period ended July 1, 2023.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $39 million to $248 million, or 12.1% of net sales, for the thirteen week period ended June 29, 2024 from $209 million, or 12.0% of net sales, for the thirteen week period ended July 1, 2023. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended June 29, 2024 and July 1, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 29, 2024	July 1, 2023	Change	% Change
Selling and administrative expenses - excluding costs below	$184	$155	$29	18.7%
% of net sales	9.0%	8.9%
Non-cash stock and deferred compensation expense	43	48	(5)	(10.4)%
% of net sales	2.1%	2.8%
Acquisition transaction-related expenses	18	4	14	350.0%
% of net sales	0.9%	0.2%
Acquisition integration costs	3	2	1	50.0%
% of net sales	0.1%	0.1%
Total selling and administrative expenses	$248	$209	$39	18.7%
% of net sales	12.1%	12.0%
Excluding certain costs specified above, selling and administrative expenses as a percentage of net sales, selling and administrative expenses as a percentage of net sales for the thirteen week period ended June 29, 2024 were in line as a percentage of net sales (slight increase of 0.1%) compared to the thirteen week period ended July 1, 2023. The decrease in non-cash stock and deferred compensation expense was due to a reduction in the stock compensation expense attributable to stock option liability awards. Acquisition-related expenses are higher due to the increase in acquisition activity compared to prior year.
•Amortization of Intangible Assets. Amortization of intangible assets was $38 million for the thirteen week period ended June 29, 2024 compared to $37 million for the thirteen week period ended July 1, 2023. The increase in amortization expense of $1 million was primarily due to the amortization expense recognized on intangible assets from the fiscal 2024 acquisitions. The intangible assets recognized in connection with the fiscal 2024 acquisitions are summarized in Note 6, “Intangible Assets,” to the condensed consolidated financial statements included herein.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $25 million, or 8.6%, to $316 million for the thirteen week period ended June 29, 2024 from $291 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings (refer to Note 7, “Debt” in the notes to the condensed consolidated financial statements included herein for additional details). This was partially offset by a $20 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.2% for the thirteen week period ended June 29, 2024 compared to 6.1% for the thirteen week period ended July 1, 2023.
•Refinancing Costs. Refinancing costs of $30 million incurred for the thirteen week period ended June 29, 2024 were primarily related to the write-off of unamortized debt issuance costs recorded in conjunction with the redemption of the 7.50% senior subordinated notes due 2027 (the “7.50% 2027 Notes”) and the write-off of unamortized original issue discount and debt issuance costs in conjunction with Amendment No. 16 Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 16”) to the Second Amended and Restated Credit Agreement, dated June 4, 2014 (the “Credit Agreement”). Refer to Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional details. Refinancing costs of $32 million incurred for the thirteen week period ended July 1, 2023 were primarily related to the redemption of the 8.00% secured notes due 2025 (the “2025 Secured Notes”).

•Other Income. Other income was $14 million for the thirteen week period ended June 29, 2024 compared to $9 million for the thirteen week period ended July 1, 2023. Other income for the thirteen week period ended June 29, 2024 primarily related to a gain on sale of business. Other income for the thirteen week period ended July 1, 2023 primarily related to a $9 million cash refund received for the Esterline Retirement Plan (the “ERP”) upon the finalizing of the group annuity purchase funding.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 23.4% for the thirteen week period ended June 29, 2024 compared to 24.9% for the thirteen week period ended July 1, 2023. The Company’s lower effective tax rate for the thirteen week period ended June 29, 2024 was primarily due to a less significant impact on the rate from the valuation allowance applicable to the Company's net interest deduction limitation carryforward.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $110 million, or 31.3%, to $461 million for the thirteen week period ended June 29, 2024 compared to net income attributable to TD Group of $351 million for the thirteen week period ended July 1, 2023, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $7.96 for the thirteen week period ended June 29, 2024 and $6.14 for the thirteen week period ended July 1, 2023.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended June 29, 2024 and July 1, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 29, 2024	% of Net Sales	July 1, 2023	% of Net Sales	Change	% Change
Power & Control	$1,023	50.0%	$861	49.4%	$162	18.8%
Airframe	974	47.6%	835	47.9%	139	16.6%
Non-aviation	49	2.4%	48	2.7%	1	2.1%
Net sales	$2,046	100.0%	$1,744	100.0%	$302	17.3%
Net sales for the Power & Control segment increased $162 million, an increase of 18.8%, for the thirteen week period ended June 29, 2024 compared to the thirteen week period ended July 1, 2023. The sales increase resulted primarily from increases in organic sales in defense ($65 million, an increase of 15.9%), commercial OEM ($42 million, an increase of 25.9%) and commercial aftermarket ($33 million, an increase of 12.5%). The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the third quarter of fiscal 2024 compared to fiscal 2023.
Net sales for the Airframe segment increased $139 million, an increase of 16.6%, for the thirteen week period ended June 29, 2024 compared to the thirteen week period ended July 1, 2023. The sales increase resulted primarily from increases in organic sales in commercial OEM ($45 million, an increase of 21.3%), commercial aftermarket ($28 million, an increase of 9.7%) and defense ($26 million, an increase of 9.4%). The increase in commercial OEM sales, commercial aftermarket sales and defense sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
Acquisition sales for the Power & Control and Airframe segments contributed approximately $48 million in aggregate to the increase in net sales. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation net sales compared to the thirteen week period in the prior fiscal year was not material.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended June 29, 2024 and July 1, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 29, 2024	% of Segment Net Sales		July 1, 2023	% of Segment Net Sales		Change	% Change
Power & Control	$587	57.4%		$487	56.6%		$100	20.5%
Airframe	503	51.6%		417	49.9%		86	20.6%
Non-aviation	22	44.9%		21	43.8%		1	4.8%
Total segment EBITDA As Defined	1,112	54.3%		925	53.0%		187	20.2%
Less: Unallocated corporate EBITDA As Defined	21	1.0%	(1)	10	0.5%	(1)	11	110.0%
Total Company EBITDA As Defined	$1,091	53.3%	(1)	$915	52.5%	(1)	$176	19.2%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $100 million, an increase of 20.5%, resulting from higher organic sales in the defense, commercial OEM and commercial aftermarket channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategy and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $86 million, an increase of 20.6%. The increase in EBITDA as Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
EBITDA As Defined from acquisitions for the Power & Control and Airframe segments contributed approximately $17 million in aggregate to the increase in EBITDA As Defined. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation EBITDA As Defined compared to the thirteen week period in the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments.
Thirty-nine week period ended June 29, 2024 compared with the thirty-nine week period ended July 1, 2023
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended June 29, 2024 and July 1, 2023 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Net Sales
	June 29, 2024	July 1, 2023	Change
Organic sales	$5,563	$4,723	$840	17.7%
Acquisition sales	191	10	181	3.8%
Net sales	$5,754	$4,733	$1,021	21.6%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. Refer to Note 2, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein for further information on the Company's recent acquisitions activity.

The increase in organic sales of $840 million for the thirty-nine week period ended June 29, 2024 compared to the thirty-nine week period ended July 1, 2023 is primarily related to increases in defense sales ($367 million, an increase of 20.1%), commercial OEM sales ($243 million, an increase of 23.2%) and commercial aftermarket sales ($204 million, an increase of 13.1%). The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first nine months of fiscal 2024 compared to fiscal 2023, particularly internationally.
The increase in acquisition sales for the thirty-nine week period ended June 29, 2024 is primarily attributable to the third quarter fiscal 2024 acquisition of CPI's Electron Device Business, the second quarter fiscal 2024 acquisition of FPT and the third quarter fiscal 2023 acquisition of Calspan.
•Cost of Sales and Gross Profit. Cost of sales increased by $358 million, or 18.1%, to $2,341 million for the thirty-nine week period ended June 29, 2024 compared to $1,983 million for the thirty-nine week period ended July 1, 2023. Cost of sales and the related percentage of net sales for the thirty-nine week periods ended June 29, 2024 and July 1, 2023 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023	Change	% Change
Cost of sales - excluding costs below	$2,338	$1,973	$365	18.5%
% of net sales	40.6%	41.7%
Non-cash stock and deferred compensation expense	16	14	2	14.3%
% of net sales	0.3%	0.3%
Inventory acquisition accounting adjustments	8	2	6	300.0%
% of net sales	0.1%	—%
Foreign currency losses	3	21	(18)	(85.7)%
% of net sales	0.1%	0.4%
Loss contract amortization	(24)	(27)	3	11.1%
% of net sales	(0.4)%	(0.6)%
Total cost of sales	$2,341	$1,983	$358	18.1%
% of net sales	40.7%	41.9%
Gross profit (Net sales less Total cost of sales)	$3,413	$2,750	$663	24.1%
Gross profit percentage (Gross profit / Net sales)	59.3%	58.1%
Cost of sales during the thirty-nine week period ended June 29, 2024 decreased as a percentage of net sales despite increased inflationary pressures. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume, which contributed to the gross profit as a percentage of net sales increasing by 1.2 percentage points to 59.3% for the thirty-nine week period ended June 29, 2024 from 58.1% for the thirty-nine week period ended July 1, 2023.
Foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, weakened at a more significant rate in the first three quarters of fiscal 2023 compared to fiscal 2024, resulting in a decrease in foreign currency losses in fiscal 2024.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $137 million to $715 million, or 12.4% of net sales, for the thirty-nine week period ended June 29, 2024 from $578 million, or 12.2% of net sales, for the thirty-nine week period ended July 1, 2023. Selling and administrative expenses and the related percentage of net sales for the thirty-nine week periods ended June 29, 2024 and July 1, 2023 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023	Change	% Change
Selling and administrative expenses - excluding costs below	$537	$454	$83	18.3%
% of net sales	9.3%	9.6%
Non-cash stock and deferred compensation expense	142	117	25	21.4%
% of net sales	2.5%	2.5%
Acquisition transaction-related expenses	29	5	24	480.0%
% of net sales	0.5%	0.1%
Acquisition integration costs	5	5	—	—%
% of net sales	0.1%	0.1%
Bad debt expense	2	(3)	5	166.7%
% of net sales	—%	(0.1)%
Total selling and administrative expenses	$715	$578	$137	23.7%
% of net sales	12.4%	12.2%
Excluding certain costs specified above, selling and administrative expenses as a percentage of net sales for the thirty-nine week period ended June 29, 2024 decreased compared to the thirty-nine week period ended July 1, 2023 despite the higher inflationary environment compared to a year ago due to continued strategic cost mitigation efforts. The increase in non-cash stock and deferred compensation expense is primarily attributable to the increase in the Black-Scholes fair value of the stock option grants impacting non-cash stock compensation expense. The increase in the Black-Scholes fair value is due to the appreciation of the stock price, which is a key assumption used to determine the Black-Scholes fair value. Acquisition-related expenses increased due to an increase in acquisition activity compared to prior year. Bad debt expense for the thirty-nine week period ended July 1, 2023 was favorably impacted by a reduction in the allowance for uncollectible accounts due to improving market conditions within commercial aerospace and the resulting reduction in assessed risk associated with the collectibility of certain trade accounts receivable.
•Amortization of Intangible Assets. Amortization of intangible assets was $110 million for the thirty-nine week period ended June 29, 2024 compared to $105 million for the thirty-nine week period ended July 1, 2023. The increase in amortization expense of $5 million was primarily due to the amortization expense recognized on intangible assets from the third quarter fiscal 2023 acquisition of Calspan and the fiscal 2024 acquisitions. The intangible assets recognized in connection with the fiscal 2024 acquisitions are summarized in Note 6, “Intangible Assets,” to the condensed consolidated financial statements included herein.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $71 million, or 8.1%, to $943 million for the thirty-nine week period ended June 29, 2024 from $872 million for the comparable thirty-nine week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in the base rate, Term Secured Overnight Financing Rate (“Term SOFR”), to the portion of our variable rate debt that is not hedged (refer to Note 10, “Derivatives and Hedging Activities” for information on our hedges), as well as an increase in outstanding borrowings (refer to Note 7, “Debt” in the notes to the condensed consolidated financial statements included herein for additional details). This was partially offset by a $54 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the thirty-nine week periods ended June 29, 2024 and July 1, 2023 was 6.1%.
•Refinancing Costs. Refinancing costs of $59 million incurred for the thirty-nine week period ended June 29, 2024 were primarily related to the third party fees and write-off of unamortized debt issuance costs and original issue discount recorded in conjunction with the amendments to the Credit Agreement and the third party fees and write-off of unamortized debt issuance costs recorded in conjunction with the notes redemptions completed during the thirty-nine week period ended June 29, 2024. Refer to Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional details. Refinancing costs of $41 million incurred for the thirty-nine week period ended July 1, 2023 were primarily related to the redemption of the 2025 Secured Notes and third party fees incurred for the refinancing activity under the amendments to the Credit Agreement completed during the thirty-nine week period ended July 1, 2023.

•Other Income. Other income was $24 million for the thirty-nine week period ended June 29, 2024 compared to $12 million recorded for the thirty-nine week period ended July 1, 2023. Other income for the thirty-nine week period ended June 29, 2024 primarily related to a gain on sale of business, royalty and other income and the non-service related components of benefit costs on the Company's benefit plans. Other income for the thirty-nine week period ended July 1, 2023 primarily related to a $9 million cash refund received for the ERP upon the finalizing of the group annuity purchase funding.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 22.5% for the thirty-nine week period ended June 29, 2024 compared to 24.1% for the thirty-nine week period ended July 1, 2023. The Company’s lower effective tax rate for the thirty-nine week period ended June 29, 2024 was primarily due to a less significant impact on the rate from the valuation allowance applicable to the Company's net interest deduction limitation carryforward.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $363 million, or 41.1%, to $1,246 million for the thirty-nine week period ended June 29, 2024 compared to net income attributable to TD Group of $883 million for the thirty-nine week period ended July 1, 2023, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations was $19.81 for the thirty-nine week period ended June 29, 2024 and $14.80 for the thirty-nine week period ended July 1, 2023. Net income attributable to TD Group for the thirty-nine week period ended June 29, 2024 of $1,246 million was decreased by dividend equivalent payments of $101 million, or $1.75 per share, resulting in net income applicable to TD Group common stockholders of $1,145 million. Net income attributable to TD Group for the thirty-nine week period ended July 1, 2023 of $883 million was decreased by dividend equivalent payments of $38 million, or $0.67 per share, resulting in net income applicable to TD Group common stockholders of $845 million.
Business Segments
•Segment Net Sales. Net sales by segment for the thirty-nine week periods ended June 29, 2024 and July 1, 2023 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2024	% of Net Sales	July 1, 2023	% of Net Sales	Change	% Change
Power & Control	$2,821	49.0%	$2,402	50.7%	$419	17.4%
Airframe	2,795	48.6%	2,204	46.6%	591	26.8%
Non-aviation	138	2.4%	127	2.7%	11	8.7%
Net sales	$5,754	100.0%	$4,733	100.0%	$1,021	21.6%
Net sales for the Power & Control segment increased $419 million, an increase of 17.4%, for the thirty-nine week period ended June 29, 2024 compared to the thirty-nine week period ended July 1, 2023. The sales increase resulted primarily from increases in organic sales in defense ($194 million, an increase of 17.4%), commercial OEM ($101 million, an increase of 22.8%) and commercial aftermarket ($99 million, an increase of 12.9%). The increase in defense sales is primarily attributable to improving U.S. government defense spend outlays. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in the first three quarters of fiscal 2024 compared to fiscal 2023, particularly internationally.
Net sales for the Airframe segment increased $591 million, an increase of 26.8%, for the thirty-nine week period ended June 29, 2024 compared to the thirty-nine week period ended July 1, 2023. The sales increase resulted primarily from increases in organic sales in defense ($173 million, an increase of 24.4%), commercial OEM ($139 million, an increase of 23.6%) and commercial aftermarket ($105 million, an increase of 13.4%). The increase in defense sales, commercial OEM sales and commercial aftermarket sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
Acquisition sales for the Power & Control and Airframe segments contributed approximately $181 million in aggregate to the increase in net sales. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation net sales compared to the thirty-nine week period in the prior fiscal year was not material.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirty-nine week periods ended June 29, 2024 and July 1, 2023 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2024	% of Segment Net Sales		July 1, 2023	% of Segment Net Sales		Change	% Change
Power & Control	$1,615	57.2%		$1,341	55.8%		$274	20.4%
Airframe	1,443	51.6%		1,101	50.0%		342	31.1%
Non-aviation	59	42.8%		52	40.9%		7	13.5%
Total segment EBITDA As Defined	3,117	54.2%		2,494	52.7%		623	25.0%
Less: Unallocated corporate EBITDA As Defined	94	1.7%	(1)	62	1.3%	(1)	32	51.6%
Total Company EBITDA As Defined	$3,023	52.5%	(1)	$2,432	51.4%	(1)	$591	24.3%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $274 million, an increase of 20.4%, resulting from higher organic sales in the defense, commercial OEM and commercial aftermarket channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategy and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $342 million, an increase of 31.1%. The increase in EBITDA As Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
EBITDA As Defined from acquisitions for the Power & Control and Airframe segments contributed approximately $60 million in aggregate to the increase in EBITDA As Defined. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year from the respective acquisition date.
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	June 29, 2024	September 30, 2023
Selected Balance Sheet Data:
Cash and cash equivalents	$3,360	$3,472
Working capital (Total current assets less total current liabilities)	5,210	5,159
Total assets	21,828	19,970
Total debt (1)	21,892	19,750
TD Group stockholders’ deficit	(2,518)	(1,984)

(1)Includes debt issuance costs, original issue discount and premiums. Reference Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$1,473	$913
Investing activities	(1,739)	(852)
Financing activities	152	(11)
Capital expenditures	124	102
Ratio of earnings to fixed charges (1)	2.7x	2.3x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, original issue discount and premium and the “interest component” of rental expense.
Significant Transactions of Fiscal 2024
On November 27, 2023, the Company paid a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. Total cash payments, funded by existing cash on hand, of special dividend and dividend equivalents from this declaration were approximately $2,020 million.
On November 28, 2023, the Company completed the issuance of $2,000 million in new senior debt ($1,000 million in 7.125% senior secured notes due 2031 and $1,000 million in Tranche J term loans), which was used to fund the acquisition of CPI's Electron Device Business (completed in the third quarter of fiscal 2024) and for general corporate purposes.
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
On May 21, 2024, the Company completed an acquisition of all the outstanding stock of SEI for approximately $170 million in cash, including certain tax benefits.
On June 4, 2024, the Company repriced all of its $997 million in existing Tranche J term loans to bear interest at Term SOFR plus 2.50% compared to Term SOFR plus 3.25% applicable prior to the transaction; and (ii) amended and extended $2,644 million in existing Tranche I term loans maturing August 24, 2028 and converting such loans into Tranche J term loans maturing February 28, 2031.
On June 6, 2024, the Company completed the acquisition of all the outstanding stock of CPI's Electron Device Business for approximately $1,385 million in cash. The acquisition was financed through existing cash on hand, inclusive of a portion of the cash proceeds from the $2,000 million in new senior debt issued in the first quarter of fiscal 2024.
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
The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 10, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of June 29, 2024, approximately 80% of our gross debt was fixed rate.
As of June 29, 2024, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of June 29, 2024
Cash and cash equivalents	$3,360
Availability on revolving credit facility	839
Cash liquidity	$4,199
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
Operating Activities. The Company generated $1,473 million of net cash from operating activities during the thirty-nine week period ended June 29, 2024 compared to $913 million during the thirty-nine week period ended July 1, 2023.

The change in accounts receivable during the thirty-nine week period ended June 29, 2024 was a use of cash of $22 million compared to a use of cash of $134 million during the thirty-nine week period ended July 1, 2023. The decrease in the use of cash of $112 million is primarily attributable to the timing of cash receipts. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during the thirty-nine week period ended June 29, 2024 was a use of cash of $140 million compared to a use of cash of $244 million during the thirty-nine week period ended July 1, 2023. The decrease in the use of cash of $104 million is primarily driven by higher sales activity partially offset by increased purchasing from higher demand. The Company continues to actively and strategically manage inventory levels in response to the ongoing supply chain challenges.
The change in accounts payable during the thirty-nine week period ended June 29, 2024 was a use of cash of $9 million compared to a use of cash of $4 million during the thirty-nine week period ended July 1, 2023. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $1,739 million during the thirty-nine week period ended June 29, 2024, consisting of $1,686 million from the acquisitions of CPI's Electron Device Business, SEI, FPT and certain product lines completed during the first nine months of fiscal 2024, capital expenditures of $124 million; partially offset by other investing transactions of $71 million.
Net cash used in investing activities was $852 million during the thirty-nine week period ended July 1, 2023, consisting of the acquisition of Calspan for $729 million, certain product line acquisitions aggregating to $21 million and capital expenditures of $102 million.
Financing Activities. Net cash provided by financing activities was $152 million during the thirty-nine week period ended June 29, 2024. The source of cash was primarily attributable to the net proceeds of short-term and long-term debt, including fees, of $1,977 million, plus proceeds from stock option exercises of $213 million, primarily offset by dividend and dividend equivalent payments of $2,038 million.
Net cash used in financing activities was $11 million during the thirty-nine week period ended July 1, 2023. The use of cash was primarily attributable to the net repayment of short-term and long-term debt, including fees, of $152 million, plus dividend and dividend equivalent payments of $38 million, primarily offset by proceeds from stock option exercises of $179 million.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. During the thirty-nine week period ended June 29, 2024, other than the financing activity further described in Note 7, “Debt,” in the notes to the condensed consolidated financial statements included herein, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facilities
On November 28, 2023, the Company entered into Amendment No. 13 and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 13”) to the Credit Agreement. Under the terms of Amendment No. 13, the Company, among other things, issued $1,000 million in Tranche J term loans maturing February 28, 2031. The Tranche J term loans bore interest at a rate of Term SOFR plus 3.25%. The Tranche J term loans were issued at a discount of 0.25%, or approximately $3 million. The Tranche J term loans were fully drawn on November 28, 2023 and the other terms and conditions that apply to the Tranche J term loans are substantially the same as the terms and conditions that apply to the term loans immediately prior to Amendment No. 13.
On February 27, 2024, the Company entered into Amendment No. 14 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 14”) to the Credit Agreement. Under the terms of Amendment No. 14, the Company, among other things, refinanced its revolving credit facility to (i) extend the maturity date from May 2026 to February 2029; (ii) increased the total commitments capacity thereunder from $810 million to $910 million; and (iii) decreased the applicable interest rate for revolving credit loans to Term SOFR plus 2.25% compared to Term SOFR plus 2.50% applicable prior to Amendment No. 14.

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
On June 4, 2024, the Company entered into Amendment No. 16 Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 16”) to the Credit Agreement. Under the terms of Amendment No. 16, the Company, among other things, (i) repriced the interest rate on $997 million of existing Tranche J term loans to bear interest at Term SOFR plus 2.50% compared to Term SOFR plus 3.25% applicable prior to Amendment No. 16; and (ii) amends and extends $2,644 million of existing Tranche I term loans maturing August 24, 2028 and converting such loans into Tranche J term loans maturing February 28, 2031. The other terms and conditions that apply to the Tranche I and Tranche J term loans are substantially the same as the terms and conditions that applied to the term loans immediately prior to Amendment No. 16.
As of June 29, 2024, TransDigm has $7,220 million in fully drawn term loans (the “Term Loans Facility”) and an $910 million revolving credit facility. The Term Loans Facility consists of three tranches of term loans as follows (aggregate principal amount disclosed is as of June 29, 2024):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche I	$1,876 million	August 24, 2028	Term SOFR plus 2.75%
Tranche J	$3,641 million	February 28, 2031	Term SOFR plus 2.50%
Tranche K	$1,703 million	March 22, 2030	Term SOFR plus 2.75%
The Term Loans Facility requires quarterly aggregate principal payments of $18 million. The revolving commitments consist of two tranches which include up to $139 million of multicurrency revolving commitments. At June 29, 2024, the Company had $71 million in letters of credit outstanding and $839 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of Term SOFR plus 2.25%. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum. The maturity date of the revolving credit facility is February 27, 2029.
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

Indentures
The following table represents the senior subordinated and secured notes outstanding as of June 29, 2024:

Description	Aggregate Principal	Maturity Date	Interest Rate
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
2028 Secured Notes	$2,100 million	August 15, 2028	6.75%
4.625% 2029 Notes	$1,200 million	January 15, 2029	4.625%
4.875% 2029 Notes	$750 million	May 1, 2029	4.875%
2029 Secured Notes	$2,750 million	March 1, 2029	6.375%
2030 Secured Notes	$1,450 million	December 15, 2030	6.875%
2031 Secured Notes	$1,000 million	December 1, 2031	7.125%
2032 Secured Notes	$2,200 million	March 1, 2032	6.625%
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

(in millions)	As of June 29, 2024
Current assets	$4,618
Goodwill	7,863
Other non-current assets	3,604
Current liabilities	928
Non-current liabilities	22,131
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors-net	(2,360)

Thirty-Nine Week Period Ended
(in millions)	June 29, 2024
Net sales	$4,575
Sales to subsidiaries that are non-issuers and non-guarantors	21
Cost of sales	1,774
Expense from subsidiaries that are non-issuers and non-guarantors-net	43
Income from operations	912
Net income attributable to TD Group	912
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
As of June 29, 2024, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.

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
On July 25, 2023, the Company amended the Securitization Facility to, among other things, increase the borrowing capacity from $350 million to $450 million and extend the maturity date to July 25, 2024. During the first quarter of fiscal 2024, the Company drew the remaining $100 million available under the Securitization Facility. As of June 29, 2024, the Company has borrowed $450 million under the Securitization Facility, which is fully drawn and bears interest at a rate of Term SOFR plus 1.60%. At June 29, 2024, the applicable interest rate was 6.91%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
On July 12, 2024, the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $450 million to $650 million; and (ii) extend the maturity date to July 11, 2025 at an interest rate of Term SOFR plus 1.45% compared to an interest rate of Term SOFR plus 1.60% that applied prior to the amendment. The Company subsequently drew an additional $38 million available under the Securitization Facility in July 2024.
Dividend and Dividend Equivalent Payments
No dividends were declared in the third quarter of fiscal 2024. During the first quarter of fiscal 2024, the Company announced that TD Group's Board of Directors authorized and declared a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. Pursuant to the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, all of the vested options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to certain cash dividend equivalent payments in the event of the declaration of a dividend by the Company. In fiscal 2022, all members of the Board of Directors executed amendments to their option agreements in which future dividend declarations result in a reduction of the strike price of their existing options instead of receiving cash dividend equivalent payments.
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
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of June 29, 2024, the Company had $71 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Income	$461	$352	$1,248	$885
Adjustments:
Depreciation and amortization expense	77	70	219	199
Interest expense-net	316	291	943	872
Income tax provision	141	117	362	281
EBITDA	995	830	2,772	2,237
Adjustments:
Acquisition transaction-related expenses and adjustments (1)	27	6	43	12
Non-cash stock and deferred compensation expense (2)	47	53	158	131
Refinancing costs (3)	30	32	59	41
Other, net (4)	(8)	(6)	(9)	11
EBITDA As Defined	$1,091	$915	$3,023	$2,432

(1)
Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when inventory was sold; costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans and deferred compensation plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(4)
Primarily represents foreign currency transaction (gains) or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and other miscellaneous (income) expense.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirty-Nine Week Periods Ended
	June 29, 2024	July 1, 2023
Net cash provided by operating activities	$1,473	$913
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	218	345
Interest expense-net (1)	912	842
Income tax provision-current	362	282
Loss contract amortization	24	27
Non-cash stock and deferred compensation expense (2)	(158)	(131)
Refinancing costs (3)	(59)	(41)
EBITDA	2,772	2,237
Adjustments:
Acquisition transaction-related expenses and adjustments (4)	43	12
Non-cash stock and deferred compensation expense (2)	158	131
Refinancing costs (3)	59	41
Other, net (5)	(9)	11
EBITDA As Defined	$3,023	$2,432

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans and deferred compensation plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(4)
Represents accounting adjustments to inventory associated with acquisitions of businesses and product lines that were charged to cost of sales when inventory was sold; costs incurred to integrate acquired businesses and product lines into TD Group’s operations, facility relocation costs and other acquisition-related costs; transaction-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses, and valuation costs that are required to be expensed as incurred.

(5)
Primarily represents foreign currency transaction (gains) or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and other miscellaneous (income) expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Annual Report on Form 10-K (for the fiscal year ended September 30, 2023, filed on November 9, 2023). These market risks have not materially changed for the third quarter of fiscal year 2024.
ITEM 4. CONTROLS AND PROCEDURES
As of June 29, 2024, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
During the fiscal quarter ended June 29, 2024, the Company completed the acquisitions of CPI's Electron Device Business and SEI. The Company is currently integrating the acquisitions into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisitions from management's evaluation of internal controls over financial reporting as of June 29, 2024. The acquisitions constituted approximately 8.0% of the Company's total assets (inclusive of acquired intangible assets) as of June 29, 2024, and approximately 0.4% and 0.0% of the Company's net sales and income from operations before income taxes, respectively, in the fiscal quarter ended June 29, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
No repurchases were made under the program in the thirty-nine week period ended June 29, 2024. As of June 29, 2024, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

22	Listing of Subsidiary Guarantors	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CPI Intermediate Holdings, Inc.	Filed Herewith
3.2	First Amended and Restated Bylaws of CPI Intermediate Holdings, Inc.	Filed Herewith
3.3	Certificate of Incorporation of Catalyst Holdings, Inc. (now known as CPI International, Inc.)	Filed Herewith
3.4	Certificate of Amendment to the Certificate of Incorporation of Catalyst Holdings, Inc. (now known as CPI International, Inc.)	Filed Herewith
3.5	Certificate of Amendment to the Certificate of Incorporate of CPI International Acquisition, Inc. (now known as CPI International, Inc.)	Filed Herewith
3.6	Third Amended and Restated Bylaws of CPI International, Inc.	Filed Herewith
3.7	Third Amended and Restated Operating Agreement of CPI Subsidiary Holdings LLC	Filed Herewith
3.8	First Amended and Restated Limited Liability Company Agreement of CPI Subsidiary Holdings LLC	Filed Herewith
3.9	Amended and Restated Certificate of Microwave Power Products, Inc.	Filed Herewith
3.10	Restated Bylaws of Microwave Power Products, Inc.	Filed Herewith
3.11	Certificate of Incorporation of Constellation CPI Holdco, Inc. (now known as Iceman Holdco, Inc.)	Filed Herewith
3.12	Certificate of Correction of Certificate of Incorporation of Constellation CPI Holdco, Inc. (now known as Iceman Holdco, Inc.)	Filed Herewith
3.13	First Amended and Restated Bylaws of Iceman Holdco, Inc.	Filed Herewith
3.14	Certificate of Formation of Constellation CPI Midco, LLC (now known as Iceman Intermediate Midco, LLC)	Filed Herewith
3.15	Certificate of Correction to Certificate of Formation of Constellation CPI Midco, LLC (now known as Iceman Intermediate Midco, LLC)	Filed Herewith
3.16	First Amended and Restated Limited Liability Company Agreement of Iceman Intermediate Midco, LLC	Filed Herewith
10.1	Seventeenth Amendment to the Receivables Purchase Agreement dated as of July 12, 2024, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group*	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	August 6, 2024
Kevin Stein

/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	August 6, 2024
Sarah Wynne