Form 10-K
period 2024-09-30
TransDigm Group INC
filed 2024-11-07
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 29, 2024, based upon the last sale price of such voting and non-voting common stock on that date, was $67,692,346,777.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 56,230,448 as of October 31, 2024.
Documents incorporated by reference: Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its 2025 Annual Meeting of Shareholders expected to be held on March 6, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Annual Report on Form 10-K. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual Report on Form 10-K, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks outlined under “Risk Factors” in this Annual Report on Form 10-K. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements or the risk factors contained in this Annual Report on Form 10-K to reflect new information, future events or otherwise, except as may be required under federal securities laws.
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
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms, unless the context otherwise requires, refer to TD Group, together with TransDigm Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2024” or “fiscal 2024” means the period from October 1, 2023 to September 30, 2024.
PART I
ITEM 1.    BUSINESS
The Company
TD Group, through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components that are critical to the safe and effective operation of nearly all commercial and military aircraft worldwide. Our products are represented in nearly every commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that approximately 90% of our net sales for fiscal year 2024 were generated by proprietary products.
Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25 to 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 55% of our net sales in fiscal year 2024 were generated from the aftermarket, the vast majority of which come from the commercial and military aftermarkets. Historically, these aftermarket revenues have produced a higher gross profit and have been more stable than net sales to original equipment manufacturers (“OEMs”).

We believe we have achieved steady, long-term growth in sales and improvements in operating performance we believe that due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure via productivity and cost improvements and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long-term.
We also maintain a selective acquisition strategy, concentrating on proprietary commercial aerospace component businesses with significant aftermarket content, where we see a clear path to value creation. Since the inception of our company in 1993, we have acquired 93 businesses and various product lines. Refer to Note 2, “Acquisitions,” in the notes to the consolidated financial statements included herein for information on the recent acquisitions.
Products
We primarily design, produce and supply highly engineered proprietary aerospace components with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves based on engineering, service and manufacturing capabilities. We typically choose not to compete for non-proprietary “build to print” business because it frequently offers lower margins than proprietary products. We believe that our products have strong brand names within the industry and that we have a reputation for high quality, reliability and strong customer support. Our business is well diversified due to the broad range of products that we offer to our customers. Each of our product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer. Our portfolio of products encompasses a vast array of essential components that play pivotal roles on commercial aerospace and defense platforms, as well as other products. For example, TransDigm’s operating units make aircraft seatbelts and cockpit security systems that keep passengers and pilots safe; parachutes that protect soldiers, sailors and airmen; and space telescope equipment that helps the National Aeronautics and Space Administration (“NASA”) better understand the universe.
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
The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, thermal protection and insulation, lighting and control technology, parachutes, specialized flight, wind tunnel and jet engine testing services and equipment and complex testing and instrumentation solutions. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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

The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive or deferred compensation plans, foreign currency gains and losses, acquisition-integration costs, acquisition transaction-related expenses, and refinancing costs. Acquisition transaction and integration-related expenses represent costs incurred to integrate acquired businesses into TD Group’s operations; facility relocation costs and other acquisition-related costs; transaction and valuation-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses; and amortization expense of inventory step-up recorded in connection with the purchase accounting of acquired businesses.
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
For financial information about our segments, refer to Note 15, “Segments,” in the notes to the consolidated financial statements included herein.
Sales and Marketing
Consistent with our overall strategy, our sales and marketing organization is structured to continually develop technical solutions that meet customer needs. In particular, we attempt to focus on products and programs that will lead to high-margin, repeatable sales in the aftermarket.
We have structured our sales efforts along our major product offerings, assigning a business unit manager that leads a business unit team. The teams are generally defined based on a grouping of related products with similar functionality, engineering designs and/or applications. The team consists of physically co-located, cross functional personnel who in turn focus their efforts entirely on the products and customers they serve. The team implements the three core value drivers of obtaining profitable new business, carefully controlling the cost structure via productivity and cost improvements and pricing our highly engineered value-added products to fairly reflect the value we provide. The business unit manager drives and directs the activities of the team based on customer needs. Each business unit manager is expected to grow the sales and profitability of the products and services for which he or she is responsible and to achieve the targeted annual level of bookings, net sales, new business and profitability for such products. The business unit managers are assisted by account managers and sales engineers who are responsible for covering major OEM and aftermarket accounts. Account managers and sales engineers are expected to be familiar with the personnel, organization and needs of specific customers to achieve total bookings and new business goals for each account and, together with the business unit managers, to determine when additional resources are required at customer locations. Most of our sales personnel are evaluated, in part, on their bookings and their ability to identify and obtain new business opportunities.
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
Manufacturing and Engineering
We maintain approximately 120 manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance. We continually strive to improve productivity and reduce costs, including automation projects, rationalization of operations, developing improved control systems that allow for accurate accounting and reporting, investing in equipment, tooling, information systems (including cybersecurity) and implementing broad-based employee training programs. Management believes that our manufacturing systems and equipment contribute to our ability to compete by permitting us to meet the rigorous tolerances and cost sensitive price structure of aircraft component customers.
We attempt to differentiate ourselves from our competitors by producing highly engineered products with high quality, reliability and timely delivery. Our engineering costs are recorded in cost of sales and in selling and administrative expenses within our consolidated statements of income. Research and development costs are recorded in selling and administrative expenses within our consolidated statements of income. The aggregate of engineering expense and research and development expense represents approximately 8% of our operating units’ aggregate costs, or approximately 4% of our consolidated net sales for fiscal year 2024. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements. The business unit team, inclusive of operations, engineering, quality and sales, and the customer work together through the design and development of a product. Refer to Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included herein with respect to the total costs of research and development.

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
Customers
We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which accounted for approximately 31% of our net sales for fiscal year 2024; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which accounted for approximately 27% of our net sales for fiscal year 2024; and the defense market (which includes defense OEMs and aftermarket sales to the U.S. and friendly foreign governments), which accounted for approximately 40% of our net sales for fiscal year 2024. Non-aerospace net sales comprised approximately 2% of our net sales for fiscal year 2024.
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. Our top ten customers for fiscal year 2024 accounted for approximately 42% of our net sales. Products supplied to many of our customers are used on multiple platforms. None of our customers individually accounted for greater than 10% of our net sales for fiscal year 2024.
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
We compete on the basis of engineering, manufacturing and marketing high quality and reliable products, which we believe meet or exceed the performance and maintenance requirements of our customers, consistent and timely delivery, and superior customer service and support. The industry’s stringent regulatory, certification and technical requirements and the investments necessary in the development and certification of products may create disincentives for potential new competitors for certain products. If customers receive products that meet or exceed expectations and performance standards, we believe that they will have a reduced incentive to certify another supplier because of the cost and time of the technical design and testing certification process. In addition, we believe that the availability, dependability and safety of our products are reasons for our customers to continue long-term supplier relationships.
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
Market Channels
Commercial Aftermarket
The key market factors in the commercial aftermarket include RPKs and the size and activity level of the worldwide fleet of aircraft and the percentage of the fleet that is in warranty. In fiscal 2024, the commercial aerospace industry continued to rebound from the adverse impacts of the COVID-19 pandemic. Since February 2024, both domestic and international RPKs have surpassed 2019 (i.e., pre-pandemic) levels and have remained on a steady growth trend. The 2025 leading indicators or industry consensus suggest a continuation of current trends supported by continued RPK growth.
Commercial OEM Market
Our commercial transport OEM shipments and revenues generally run ahead of aircraft delivery schedules. Consistent with prior years, our fiscal 2025 shipments will be a function of, among other things, the estimated 2025 and 2026 commercial aircraft production rates for Boeing and Airbus. In fiscal 2024, we experienced improved sales in the commercial OEM sector primarily due to increased aircraft production by Boeing and Airbus. Airline demand for new aircraft remains high, and the OEMs are working to increase aircraft production. However, aircraft production rates remain well below pre-pandemic levels as the struggles in the OEM supply chain persist. Due to these factors, it is difficult to accurately predict the OEM build rates for 2025.
Our businesses continually seek to provide innovative solutions for our customers and others in the commercial aerospace and defense industries. These include new touchless products and environmentally friendly products, such as the brushless starter generator and sustainable decorative laminates.
Defense
Our military business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of Defense (“DOD”) procurement policy and the extent of global conflicts, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas. Also, delays in government spending outlays and government funding reprioritization, such as shifting funds to efforts to assist friendly countries in conflicts, provides for further unpredictability in the military spending outlook. For a variety of reasons, the military spending outlook is very uncertain, though recent DOD budgets have trended upwards.
Defense sales in fiscal 2024 increased compared to fiscal 2023 at a higher rate than in recent fiscal years due to improving U.S. Government defense spend outlays. DOD budgets have trended upwards as geopolitical challenges such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, and military modernization efforts are driving demand.
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
Factors including customer inventory level adjustments, supply chain issues, unannounced changes in order patterns, strikes, facility shutdowns caused by fires, hurricanes, health crises or other incidents and mergers and acquisitions can cause short-term disruptions in our quarterly shipment patterns as compared to previous quarters and the same periods in prior years. As such, it can be difficult to determine longer-term trends in our business based on quarterly comparisons. To normalize for short-term fluctuations, we tend to look at our performance over several quarters or years of activity rather than discrete short-term periods. Additionally, there are fluctuations in OEM and aftermarket product mix from quarter-to-quarter that may cause positive or negative variations in gross profit since commercial aftermarket net sales have historically produced higher gross profit margins than net sales to commercial OEMs. Again, in many instances these are timing events between quarters and must be balanced with macro aerospace industry indicators.

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
Disruptions in the global supply chain has resulted in delays in the availability of certain raw materials and increased raw material costs, among other costs such as labor, though the disruptions somewhat improved in fiscal 2024, resulting in a higher stabilization of costs as fiscal 2024 progressed. Our business has been adversely affected, though not materially, and could continue to be adversely affected in fiscal 2025 by disruptions in our ability to timely obtain raw materials and components from our suppliers in the quantities we require or on favorable terms. Although we believe in most cases that we could identify alternative suppliers, or alternative raw materials or component parts, the lengthy and expensive aviation authority and OEM certification processes associated with aerospace products could prevent efficient replacement of a supplier, raw material or component part.
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
For information regarding environmental accruals, refer to Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements included herein. Compliance with federal, state, local and foreign environmental laws during fiscal 2024 did not have a material impact on our capital expenditures, results of operations or cash flows. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse impact on our consolidated financial statements, but we cannot assure that material environmental liabilities may not arise in the future. For further information on environmental-related risks, including climate change, refer to Item 1A. “Risk Factors.”
Human Capital Resources
As of September 30, 2024, we had approximately 16,600 full-time, part-time and temporary employees. Approximately 17% of our full-time and part-time employees are represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates up to January 2029.
Talent Development
We consider our employees to be our greatest asset. Succession planning and the development, attraction and retention of employees is critical for TransDigm and its operating units to sustain our three core value drivers (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers). To support the advancement of our employees, we offer comprehensive training and development programs to empower internal career progression. We employ a blend of structured and informal initiatives to identify, nurture and retain exceptional individuals at both the corporate and operating unit levels.
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

The Company’s Management Development Program (“MDP”) identifies new talent and prepare candidates for success within our organization. The Company actively recruits for MDP candidates at colleges and universities across the U.S. to help reach a large and diverse pool of candidates. The program hires recent Master of Business Administration graduates who work for three eight-month periods at selected TransDigm operating units. Program participants gain experience in developing, manufacturing, and selling aerospace components with the intent of becoming fully immersed in our business operations. Once the program is complete, MDP participants are better equipped with the knowledge and experience needed to excel as a manager at TransDigm. Our goal is to onboard successful MDP participants as full-time employees at one of our operating units upon completion of the program.
As a company with products and values that support the U.S. military and its allies, TransDigm is dedicated to offering employment opportunities to U.S. military veterans. We recognize the invaluable knowledge and skills they bring to the workforce, and many of our U.S.-based operating units have specific programs or initiatives that provide career opportunities to veterans as they make the transition to civilian careers. The Junior Military Officer (“JMO”) Rotational Program at TransDigm is a structured one-year development initiative, consisting of two 6-month rotational assignments in specified regions, including Southern California, Greater New York City and Cleveland, Ohio. Participants rotate through key functional groups, such as operations, product development, sales and marketing, supply chain and program management. Each JMO is paired with a dedicated military veteran mentor at TransDigm, often former JMOs who have successfully made the transition to civilian careers and now hold executive roles at TransDigm. After completing the program, each participant is well-prepared to assume a leadership position at one of TransDigm’s operating units. We created this program to specifically recruit JMOs because of their leadership skills, adaptability and attention to detail, which are qualities that align with TransDigm’s commitment to excellence in the aerospace and defense industry.
TransDigm’s executive team also mentors rising talent on a more informal basis. This informal mentorship achieves a number of goals, including accelerating the development of top performers, fosters organizational learning, enhances employee performance and contributes to our retention efforts. The executive team dedicates substantial time to assessing our pool of future leaders, ensuring that we have the people and skills necessary to continue driving our business forward.
TransDigm University, MDP, JMO, various internship programs and informal mentoring demonstrates the Company’s ongoing commitment and initiatives towards accelerating the development of our future leaders.
Benefits
We are proud to offer attractive benefits packages that attract, retain, motivate and reward our talent, and we are committed to providing our employees and their families with programs that support their health and overall well-being. To empower our employees financially, we provide retirement savings plans and opportunities for tax-free savings through flexible spending accounts and health savings accounts. We believe that our compensation programs, including base pay, bonus structures and equity programs, fairly reward our employees for their hard work. Additionally, we understand the importance of maintaining a work-life balance, which is why our employees receive paid time off and enjoy designated holidays.
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
TransDigm’s equity compensation plans are designed to assist in attracting, retaining, motivating and rewarding key employees and directors, and promoting the creation of long-term value for our stockholders by closely aligning the interests of these individuals with those of our stockholders. Featuring performance-based stock options, these plans are integral to our equity-based compensation strategy. As we cultivate a culture of growth and excellence, we firmly believe that the use of performance-based stock options will continue to be a key element in retaining our essential employees and attracting future talent.
Diversity, Equity and Inclusion
At TransDigm, we highly value the contributions of diverse perspectives, fresh ideas and varied experiences. Our commitment to diversity is more than just an organizational goal; it is a fundamental principle that drives innovation, enhances our competitive edge and ultimately leads to better outcomes for all stakeholders. To gauge our progress, we annually review and assess our diversity initiatives and metrics. We strive for improvement each year.

We know that the tone is set from the top, and our commitment to diversity, equity and inclusion (“DEI”) must be reflected within our leadership team as well as our Board of Directors. Beginning in 2022, we worked to enhance DEI awareness among our leadership through the implementation of Unconscious Bias Training for our Board and management. Furthermore, our commitment to DEI is interwoven into our internal training programs, communications and conferences, ensuring that diversity remains at the forefront of our organizational culture. Total past and present MDP participants are approximately 34% gender and/or racially diverse and we continuously work to enhance the diversity of the program. We are committed to diversity at all levels of management and leadership, and our leadership team and Board of Directors are committed to improving diversity throughout the Company and fostering a more inclusive and open environment. Diversity, equity and inclusion make us stronger as a business so we can effectively serve all our stakeholders. Our workforce includes talented people from many backgrounds.
Discrimination is not tolerated at TransDigm. We are committed to high ethical standards and equal employment opportunities in all personnel actions without regard to race, color, religion, gender, national origin, citizenship status, age, marital status, gender identity or expression, sexual orientation, physical or mental disability, or veteran status.
Health and Safety
We are focused on establishing, maintaining and operating our facilities, with a strong emphasis on process safety and risk mitigation. Equally, we strive to empower and support our employees in preventing accidents and promoting a healthy work environment. We require our personnel to report and communicate risks, potential hazards, incidents and near misses so that we can investigate and establish appropriate measures to prevent future occurrences. To underscore our commitment to employee safety and well-being, we require each operating unit to individually report environmental, health and safety matters to our executive team monthly.
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
In fiscal year 2024, no customer individually accounted for 10% or more of the Company’s net sales; however, our top ten customers for fiscal year 2024 accounted for approximately 42% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to general economic or aerospace downturns, decreased production, strike or resourcing, could have a material adverse effect on results of operations, financial position and cash flows.
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
We also have entered into multi-year, fixed-price contracts with some of our customers, pursuant to which we have agreed to perform the work for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs of making these products. This risk is greater in a high inflationary environment, such as occurred in fiscal 2023 and fiscal 2024. Sometimes we accept a fixed-price contract for a product that we have not yet produced, and this increases the risk of cost overruns or delays in the completion of the design and manufacturing of the product. Most of our contracts do not permit us to recover increases in raw material prices, taxes or labor costs.
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
We have a significant amount of indebtedness. As of September 30, 2024, our total indebtedness, excluding approximately $67 million in letters of credit outstanding, approximately $262 million of finance lease obligation liabilities and approximately $17 million of government refundable advances, was approximately $24 billion, which was approximately 134% of our total book capitalization.
In addition, we may be able to incur substantial additional indebtedness in the future. As of September 30, 2024, we had approximately $843 million of unused commitments under our revolving credit facility and $163 million of additional borrowing capacity under our trade receivable securitization facility (the “Securitization Facility”). The $163 million available under the Securitization Facility was subsequently drawn in October 2024. Although our senior secured credit facility and the indentures governing the various series of senior secured and senior subordinated notes outstanding (the “Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the indentures.
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
All of the term loans under our term loan facility and the borrowings under our revolving credit facility and the Securitization Facility bear interest at variable rates primarily based on the Term Secured Overnight Financing Rate (“Term SOFR”). Accordingly, if Term SOFR or other variable interest rates increase, our debt service expense will also increase. In order to mitigate the interest rate risk of these variable rate borrowings, we have in the past entered into interest rate swap, cap, and collar agreements that cover a significant portion of the existing variable rate debt and may do so in the future, subject to market and other conditions. In connection with our existing term loans, we entered into various interest rate swap, cap and collar agreements associated with Term SOFR. The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. As of September 30, 2024, approximately 77% of our total debt was fixed rate. For information about our interest rate swap, cap and collar agreements, refer to Note 19, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
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
Our senior secured credit facility and the indentures governing the Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on TD Group, TransDigm Inc. and its restricted subsidiaries (in the case of the senior secured credit facility) and TransDigm Inc. and its restricted subsidiaries (in the case of the indentures) and may limit their ability to engage in acts that may be in our long-term best interests. The senior secured credit facility and indentures governing the Notes include covenants restricting, among other things, the ability to (subject, in each case, to certain important exceptions):
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
A breach of any of these covenants could result in a default under the senior secured credit facility or the indentures governing the Notes. If any such default occurs, the lenders under the senior secured credit facility and the holders of the Notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the senior secured credit facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. In addition, subject to the terms of an intercreditor agreement, following an event of default under the senior secured credit facility or the indentures governing our various series of outstanding senior secured notes, the lenders thereunder or the holders thereof, as applicable, will have the right to proceed against the collateral granted to them to secure the debt, which includes our available cash, and they will also have the right to prevent us from making debt service payments on the senior subordinated notes. If the debt under the senior secured credit facility or the Notes were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the Notes and other debt.
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
Our sales to manufacturers of large commercial aircraft, such as Boeing, Airbus, and related OEM suppliers, as well as manufacturers of business jets have historically experienced periodic downturns. In the past, these sales have been affected by airline profitability, which is impacted by, among other things, fuel and labor costs, price competition, interest rates, downturns in the global economy and national and international events. In addition, sales of our products to manufacturers of business jets are impacted by, among other things, downturns in the global economy. In certain years, such as in fiscal 2021 and the second half of fiscal 2020, we experienced decreased sales across the commercial OEM sector driven primarily by the decrease in production by Boeing and Airbus related to reduced demand in the commercial aerospace industry from the COVID-19 pandemic, and airlines deferring or cancelling orders. Regulatory and quality challenges, such as with Boeing’s 737 MAX aircraft and 787 aircraft, also has had an adverse impact. Significant labor disagreements and supply chain issues may also negatively impact the production of aircraft. Downturns adversely affect our results of operations, financial position and cash flows.
Our business is dependent on the availability of certain components and raw materials from suppliers.
Our business is affected by the price and availability of the raw materials and component parts that we use to manufacture our components. Our business, therefore, could be adversely impacted by factors affecting our suppliers (such as the destruction of our suppliers’ facilities or their distribution infrastructure, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers. Changes to tariff and import and export regulations in the United States and abroad may also negatively impact the availability and pricing of raw materials.
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
Our net sales to foreign customers were approximately $2.9 billion for the fiscal year ended September 30, 2024. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including war, sanctions, global health crises, currency fluctuations, difficulties in staffing and managing multinational operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.
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

We continue to monitor the ongoing conflicts between Israel and Hamas and between Russia and Ukraine and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union and others. Although the conflicts have not, nor are expected to, have a direct material adverse impact on TransDigm's business, the implications of the Israel and Hamas and Russia and Ukraine conflicts in the short-term and long-term are difficult to predict. Factors such as increased energy costs, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from certain airlines, sanctions on certain companies, and the stability of certain customers could impact the global economy and aviation sector. In addition, there continues to be uncertainty about the future relationship between the U.S. and China, including with respect to trade policies, treaties, government regulations and tariffs. Any increased trade barriers or restrictions on global trade, including trade with China, could adversely affect the Company’s results of operations, financial position and cash flows.
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
Companies engaged in supplying defense-related equipment and services to U.S. Government agencies, whether through direct contracts with the U.S. Government or as a subcontractor to customers contracting with the U.S. Government, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally:
•suspend or debar us from receiving new contracts based on alleged violations of procurement laws or regulations;
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
The interpretation and application of data protection laws in the U.S. and globally, including but not limited to the General Data Protection Regulation (the “GDPR”), the California Consumer Privacy Act (the “CCPA”), China’s Personal Information Protection Law (“PIPL”) and the EU AI Act, are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Further, although we have implemented internal controls and procedures designed to ensure compliance with the GDPR, CCPA, PIPL, the EU AI Act and other privacy-related laws, rules and regulations (collectively, the “Data Protection Laws”), there can be no assurance that our controls and procedures will enable us to be fully compliant with all Data Protection Laws. The rapid evolution and increased adoption of artificial intelligence (“AI”) technologies may intensify these risks. Any failure to comply with Data Protection Laws could result in significant penalties, fines, legal challenges and reputational harm.
Increased cybersecurity threats and more sophisticated and targeted computer crime have posed and could continue to pose a risk to our information technology systems and a disruption to or breach in the security of such systems, if material, could have adverse effects on our result of operations and financial condition.
We rely extensively on information technology systems to manage and operate our business, some of which are managed by third parties. The security and functionality of these information technology systems, and the processing of data by these systems, are critical to our business operations. If these systems, or any part of the systems, are damaged, intruded upon, attacked, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, criminal acts, including hardware or software break-ins, ransomware attacks or extortion attempts, or viruses, or other cybersecurity incidents) and we suffer any resulting interruption in our ability to manage and operate our business or if our products are affected, our results of operations and financial condition could be materially adversely affected. In fact, we have experienced data security incidents, although these have not had a material impact on our financial results. Furthermore, the Company has access to classified, sensitive, confidential, proprietary, or personal data or information that is subject to privacy and security laws, regulations, or other contractually-imposed controls. The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks.
Despite our use of reasonable and appropriate technical security controls and monitoring, security breaches, theft, misplaced, lost or corrupted data, programming, or employee errors and/or malfeasance have led and could in the future lead to the compromise or improper use of such sensitive, confidential, proprietary, or personal data or information. Such events may result in possible negative consequences, such as disruption to our business operations, loss of proprietary information, ransom demands, loss of revenue, penalties, failure to comply with laws governing sensitive data, government enforcement, litigation or regulatory proceedings, negative publicity, loss of reputation, loss of intellectual property, loss of competitiveness or customers, increased security and compliance costs or other negative consequences. Further, the amount of insurance coverage that we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity incident. Depending on the nature and magnitude of these events, they may have an adverse impact on our results of operations or financial condition.
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
As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

Risks Related to Financial Matters
We have recorded a significant amount of intangible assets, which may never generate the returns we expect.
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, customer relationships, and technology, were approximately $3.4 billion at September 30, 2024, representing approximately 13% of our total assets. Goodwill recognized in accounting for mergers and acquisitions was approximately $10.4 billion at September 30, 2024, representing approximately 41% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.
We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. The Company’s future results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, such as the proposed 15% global minimum tax under the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two, Global Anti-Base Erosion Rules (the “Pillar Two Rules”), will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. As of September 30, 2024, a handful of jurisdictions where the Company operates, including Canada, U.K. and Germany, have adopted the Pillar Two Rules. The effective dates vary between fiscal 2025 and fiscal 2026.
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
Notwithstanding special cash dividends, of which the most recent declarations by the Company’s Board of Directors was on September 19, 2024 in the amount of $75.00 per outstanding share of common stock, which was paid on October 18, 2024 to stockholders of record as of October 4, 2024, we do not anticipate declaring regular cash dividends, whether quarterly or annual, on our common stock or any other equity security in the foreseeable future.
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
Our commercial business is directly affected by, among other factors, changes in RPKs, the size and age of the worldwide aircraft fleet, the percentage of the fleet that is out-of-warranty and changes in the profitability of the commercial airline industry. RPKs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role. For example, in addition to the COVID-19 pandemic, past examples in which the airline industry has been negatively affected include downturns in the global economy, higher fuel prices, increased security concerns among airline customers following the events of September 11, 2001, the Severe Acute Respiratory Syndrome epidemic, and conflicts abroad. Additional examples include future geopolitical or other worldwide events, such as war, terrorist acts, or additional worldwide infectious disease outbreaks.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
We have established a risk-based cybersecurity and information security program (“program”) designed to assess, identify, and manage material risks from cybersecurity threats. Our cybersecurity risk management process includes policies that specify the requirements for technical security controls, monitoring systems, tools and services from third-party providers, and employee training and awareness. Our cybersecurity risk management process also includes regular independent audits across our operating units. Management oversees our cybersecurity risk management process in order to assess and manage material risks from cybersecurity threats identified by both internal and external threat intelligence. Our program monitors and evaluates risks from cybersecurity threats, and we aim to adapt our program and related processes accordingly. As adopted by our businesses, which has been overseen by our corporate executive team, we have a cybersecurity incident response plan that outlines our policies and procedures for managing a cybersecurity incident. Our businesses are required to conduct regular exercises of their incident response plan as part of our program.
The multi-layered framework on which our cybersecurity and information security program is built incorporates cybersecurity standards and certain requirements of the National Institute of Standards and Technology (“NIST”) Special Publication 800-171—Protecting Controlled Unclassified Information in Non-Federal Systems and Organizations—along with other legal and regulatory requirements. However, this does not mean that we meet any particular technical standards, specifications, or requirements, but rather that we use NIST and other cybersecurity standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity and information security program is led by the Company’s Vice President of Cybersecurity (“VPoC”) who reports to our Chief Financial Officer. Our VPoC has served as a technology leader of cybersecurity, information security, infrastructure, and operational functions for over 35 years. The VPoC is supported by the Incident Response Team (“IRT”), a management committee made up of the Co-Chief Operating Officers, Chief Financial Officer, and executives in legal, finance, IT, and audit. The IRT supports the VPoC in assessing and managing risks from cybersecurity threats and in the event of a cybersecurity incident, provides oversight and leadership with respect to incident response.

We have in place an incident response plan to identify, respond to, and recover from cybersecurity threats and cybersecurity incidents. In the event of a potentially material cybersecurity incident, as determined by the VPoC with support from legal, as needed, the IRT is notified through an established escalation protocol. The Chair of the Audit Committee is also notified and briefed, and meetings of the Audit Committee and/or full Board of Directors would be held as appropriate. We maintain a relationship with a third-party forensic vendor available for incident response and investigation. Additionally, we maintain cybersecurity insurance.
The Company’s Board of Directors oversees our enterprise risk management (“ERM”) program and has delegated the primary responsibility for its oversight, which includes oversight of cybersecurity risk, to the Audit Committee. The Audit Committee is informed of about material risks from cybersecurity threats through regular discussion with management regarding cybersecurity risk mitigation and cybersecurity incident management. Executive management, including our VPoC, regularly presents to the Audit Committee regarding cybersecurity matters, including program updates, key metrics, and developments.
The ERM program inventories and classifies key risk areas. We employ a methodology for scoring the risks based on the probability and impact of individual risks and discuss and implement countermeasures to address the risks.
Based on the information we have as of the date of this Annual Report on Form 10-K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For further information about risks related to cybersecurity threats, refer to Item 1A. “Risk Factors.”

ITEM 2.    PROPERTIES
TransDigm’s principal owned properties (defined as greater than 30,000 square feet or related to a principal operation) as of September 30, 2024 are as follows:

Location	Reporting Segment	Square Footage
Cheektowaga, NY	Airframe	656,200
Brea, CA	Airframe	315,000
Stillington, United Kingdom	Airframe	274,800
Montreal, Quebec, Canada	Airframe	271,700
Palo Alto, CA	Power & Control	257,000
Miesbach, Germany	Power & Control	242,000
Liberty, SC	Power & Control	219,000
Waco, TX	Power & Control	218,800
Ingolstadt, Germany	Airframe	191,900
Kent, OH	Airframe	185,000
Bridport, United Kingdom	Airframe	174,700
Beverly, MA	Power & Control	163,000
Lillington, NC	Power & Control	162,400
Union Gap, WA	Airframe	144,400
Coachella, CA	Power & Control	140,000
Phoenix, AZ	Airframe	138,700
Paks, Hungary	Airframe	137,800
Los Angeles, CA	Power & Control	131,000
Liverpool, NY	Power & Control	128,900
Bohemia NY	Power & Control	124,000
Buena Park, CA	Power & Control	115,000
Llangeinor, United Kingdom	Airframe	112,300
Bourges, France	Power & Control	109,400
Westbury, NY	Power & Control	106,800
Kent, WA	Airframe	100,000
Painesville, OH	Power & Control	94,200
Valencia, CA	Airframe	88,400
Letchworth, United Kingdom	Airframe	88,200
Placentia, CA	Airframe	86,600
Addison, IL	Power & Control	83,300
Niagara Falls, NY	Airframe	82,500
Sarralbe, France	Power & Control	77,900
Niort, France	Power & Control	69,000
Prescott, AZ	Airframe	66,200
Clearwater, FL	Power & Control	64,200
South Euclid, OH	Power & Control	60,000
Woodland, CA	Power & Control	60,000
Wichita, KS	Power & Control	57,000
Branford, CT	Airframe	52,000
Hawkesbury, Ontario, Canada	Airframe	50,000
Avenel, NJ	Power & Control	48,500
Rancho Cucamonga, CA	Power & Control	47,000
Pennsauken, NJ	Airframe	38,000
Ryde, United Kingdom	Power & Control	33,200
Rancho Cucamonga, CA	Airframe	32,700

TransDigm’s principal leased properties (defined as greater than 30,000 square feet or related to a principal operation) as of September 30, 2024 are as follows:

Location	Reporting Segment	Square Footage
Everett, WA	Airframe	339,300
East Camden, AR	Power & Control	276,000
Whippany, NJ	Power & Control	230,500
Portsmouth, United Kingdom	Airframe	193,500
Nittambuwa, Sri Lanka	Airframe	168,000
Santa Ana, CA	Airframe	159,200
Tijuana, Mexico	Airframe	141,000
Holmestrand, Norway	Airframe	139,500
Marlow, United Kingdom	Airframe	116,100
Tijuana, Mexico	Power & Control	112,800
Melbourne, FL	Power & Control	107,000
Farnborough, United Kingdom	Power & Control	103,400
Goldsboro, NC	Power & Control	101,000
Fullerton, CA	Airframe	100,000
Kunshan, China	Airframe	98,500
Bethpage, NY	Power & Control	98,000
Sylmar, CA	Airframe	93,000
Elkhart, IN	Non-aviation	91,500
Carson City, NV	Airframe	90,100
Kunshan, China	Non-aviation	86,100
Davis Junction, IL	Airframe	84,500
Middlesex, United Kingdom	Power & Control	84,000
Miesbach, Germany	Power & Control	83,600
Livermore, CA	Airframe	73,200
Camarillo, CA	Power & Control	70,000
Matamoros, Mexico	Power & Control	69,200
Gloucestor, United Kingdom	Airframe	69,100
Delta, British Columbia, Canada	Airframe	59,300
Chihuahua, Mexico	Airframe	55,000
Portland, OR	Airframe	50,000
St. Paul, MN	Airframe	49,600
Zunyi, China	Power & Control	45,600
Sugar Grove, IL	Airframe	45,000
Palo Alto, CA	Power & Control	44,300
Palm Bay, FL	Power & Control	42,000
Tempe, AZ	Power & Control	40,200
Anaheim, CA	Airframe	39,000
Collegeville, PA	Airframe	37,000
Chongqing, China	Airframe	36,300
Rancho Santa Margarita, CA	Airframe	35,200
Los Angeles, CA	Airframe	33,200
Joensuu, Finland	Airframe	32,300
Our Cleveland, OH and Newport Beach, CA corporate facilities house our principal executive offices, and we currently lease approximately 26,000 square feet and 5,800 square feet, respectively, for those purposes. TransDigm also leases certain of its other non-material facilities. Management believes that our machinery, plants and offices are in satisfactory operating condition and that it will have sufficient capacity to meet foreseeable future needs without incurring significant additional capital expenditures.

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
Holders
As of October 9, 2024, there were 30 stockholders of record of our common stock and approximately 836,000 beneficial stockholders, which includes an estimated number of stockholders who have their shares held in their accounts by banks and brokers.
Dividends
On November 27, 2023, the Company paid a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. The total cash payment, funded by existing cash on hand, related to the special dividend and dividend equivalent payments was approximately $2,020 million.
On September 19, 2024, the Company's Board of Directors authorized and declared a special cash dividend of $75.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. The total cash payment, funded by a combination of $3,000 million in new senior secured debt and existing cash on hand, related to the special dividend and dividend equivalents was approximately $4,348 million in October 2024.
Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P 500 Index and the S&P Aerospace & Defense Select Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2019, and its relative performance is tracked through September 30, 2024.

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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransDigm Group Inc., the S&P 500 Index and S&P Aerospace & Defense Select Index

$350
$300
$250
$200
$150
$100
$50
9/30/19
9/30/20
9/30/21
9/30/22
9/30/23
9/30/24
TransDigm Group Inc.
S&P 500 Index
S&P Aerospace & Defense Select Index

*$100 invested on 9/30/2019 in stock or index, including reinvestment of dividends.
Copyright 2024 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024
TransDigm Group Inc.	100.00	96.51	126.87	109.61	176.10	308.97
S&P 500 Index	100.00	115.15	149.70	126.54	153.89	209.84
S&P Aerospace & Defense Select Index	100.00	82.62	114.25	88.47	109.07	154.59
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
No repurchases were made under the program in fiscal 2024 or 2023. During fiscal 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share, for a total amount of $912 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of September 30, 2024, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
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
Overview
For fiscal year 2024, we generated net sales of $7,940 million, gross profit of $4,672 million or 58.8% of net sales, and net income attributable to TD Group of $1,714 million. We believe we have achieved steady, long-term growth in sales and improvements in operating performance due to our competitive strengths and through execution of our value-driven operating strategy. More specifically, we believe that focusing our businesses on our value-driven operating strategy of obtaining profitable new business, carefully controlling the cost structure and pricing our highly engineered value-added products to fairly reflect the value we provide and the resources required to do so has historically resulted in improvements in gross profit and income from operations over the long-term.
Our selective acquisition strategy has also been an important contribution to the growth of our business. We maintain a selective acquisition strategy, concentrating on proprietary commercial aerospace component businesses with significant aftermarket content. The integration of acquisitions into our existing businesses combined with implementing our proven operating strategy has historically resulted in improvements in the financial performance of the acquired businesses.
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
Diversified Revenue Base. We believe that our diversified revenue base reduces our dependence on any particular product, platform or market channel and has been a significant factor in maintaining our financial performance. Our products are represented in nearly every commercial and military aircraft in service today. Our portfolio of products encompasses a vast array of essential components that play pivotal roles on commercial aerospace and defense platforms, as well as other products. For example, TransDigm’s operating units make aircraft seatbelts and cockpit security systems that keep passengers and pilots safe; parachutes that protect soldiers, sailors and airmen; and space telescope equipment that helps NASA better understand the universe. We expect to continue to develop new products for military and commercial applications. Our businesses continually seek to provide innovative solutions for our customers and others in the commercial aerospace and defense industries. These include new touchless products and environmentally friendly products, such as the brushless starter generator and sustainable decorative laminates.
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

Selective Acquisition Strategy. We selectively pursue the acquisition of proprietary aerospace component businesses when we see an opportunity to create value through the application of our three core value-driven operating strategies. The aerospace industry, in particular, remains highly fragmented, with many of the companies in the industry being small private businesses or small non-core operations of larger businesses. We have significant experience among our management team in executing acquisitions and integrating acquired businesses into our company and culture. As of the date of this report, we have successfully acquired 93 businesses and various product lines since our formation in 1993. Many of these acquisitions have been integrated into an existing TransDigm production facility, which enables a higher production capacity utilization, which in turn improves gross profit levels due to the ability to spread the fixed manufacturing overhead costs over higher production volume. In the case of larger acquisitions that consist of multiple product lines, we may pursue opportunities to divest certain acquired operating units that are not in line with our acquisition strategy.
Acquisitions during the most recent three fiscal years is described in Note 2, “Acquisitions” in the notes to the consolidated financial statements included herein.
In fiscal 2024, the commercial aerospace industry continued to rebound from the adverse impacts of the COVID-19 pandemic. Commercial air travel in domestic markets continues to lead the air traffic recovery with most domestic markets nearing, achieving or surpassing pre-pandemic air traffic levels. The pace of the international recovery has been slower than the domestic recovery; however, it has continued to make steady improvement. Since February 2024, both domestic and international RPKs have surpassed 2019 (i.e., pre-pandemic) levels and have remained on a steady growth trend. The 2025 leading indicators or industry consensus suggest a continuation of current trends supported by continued RPK growth.
Our commercial transport OEM shipments and revenues generally run ahead of aircraft delivery schedules. Consistent with prior years, our fiscal 2025 shipments will be a function of, among other things, the estimated 2025 and 2026 commercial aircraft production rates for Boeing and Airbus. In fiscal 2024, we experienced improved sales in the commercial OEM sector primarily due to increased aircraft production by Boeing and Airbus. Airline demand for new aircraft remains high, and the OEMs are working to increase aircraft production. However, aircraft production rates remain well below pre-pandemic levels as the struggles in the OEM supply chain persist. Due to these factors, it is difficult to accurately predict the OEM build rates for 2025.
Our military business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of Defense (“DOD”) procurement policy and the extent of global conflicts, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas. Also, delays in government spending outlays and government funding reprioritization, such as shifting funds to efforts to assist friendly countries in conflicts, provides for further unpredictability in the military spending outlook. For a variety of reasons, the military spending outlook is very uncertain, though recent DOD budgets have trended upwards.
Defense sales in fiscal 2024 increased compared to fiscal 2023 at a higher rate than in recent fiscal years due to improving U.S. Government defense spend outlays. DOD budgets have trended upwards as geopolitical challenges such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, and military modernization efforts are driving demand.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Fiscal Years Ended September 30,
	2024		% of Net Sales	2023		% of Net Sales
Net sales	$7,940		100.0%	$6,585		100.0%
Cost of sales	3,268		41.2%	2,743		41.7%
Selling and administrative expenses	980		12.3%	780		11.8%
Amortization of intangible assets	161		2.0%	139		2.1%
Income from operations	3,531		44.5%	2,923		44.4%
Interest expense-net	1,286		16.2%	1,164		17.7%
Refinancing costs	58		0.7%	56		0.9%
Other income	(28)		(0.4)%	(13)		(0.2)%
Income tax provision	500		6.3%	417		6.3%
Income from continuing operations	1,715		21.6%	1,299		19.7%
Less: Net income attributable to noncontrolling interests	(1)		—%	(1)		—%
Net income attributable to TD Group	$1,714		21.6%	$1,298		19.7%
Net income applicable to TD Group common stockholders	$1,481	(1)	18.7%	$1,260	(1)	19.1%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$25.62	(2)		$22.03	(2)
Cash dividends declared per common share	$110.00			$—
Weighted-average shares outstanding—basic and diluted	57.8			57.2
Other Data:
EBITDA	$3,813	(3)		$3,148	(3)
EBITDA As Defined	$4,173	(3)	52.6%	$3,395	(3)	51.6%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalents of $233 million and $38 million for the fiscal years ended September 30, 2024 and 2023, respectively.
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

Fiscal year ended September 30, 2024 compared with fiscal year ended September 30, 2023
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2024 and 2023 were as follows (amounts in millions):

	Fiscal Years Ended			% Change Net Sales
	September 30, 2024	September 30, 2023	Change
Organic sales	$7,629	$6,562	$1,067	16.2%
Acquisition sales	311	23	288	4.4%
Net sales	$7,940	$6,585	$1,355	20.6%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. Refer to Note 2, “Acquisitions,” in the notes to the consolidated financial statements included herein for information on the Company's recent acquisitions.
The increase in organic sales of $1,067 million for the fiscal year ended September 30, 2024 compared to the fiscal year ended September 30, 2023 is primarily related to increases in defense sales ($486 million, an increase of 18.9%), commercial OEM sales ($294 million, an increase of 20.4%) and commercial aftermarket sales ($253 million, an increase of 12.0%).
The increase in defense sales is primarily attributable to improving U.S. Government defense spend outlays. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in fiscal 2024 compared to fiscal 2023, particularly internationally.
The increase in acquisition sales for the fiscal year ended September 30, 2024 is primarily attributable to the fiscal 2024 acquisitions of Raptor Scientific, the Electron Device Business of Communications & Power Industries (“CPI's Electron Device Business”), SEI Industries LTD (“SEI”) and FPT Industries LLC (“FPT”) and the third quarter fiscal 2023 acquisition of Calspan Corporation (“Calspan”).
•Cost of Sales and Gross Profit. Cost of sales increased by $525 million or 19.1%, to $3,268 million for the fiscal year ended September 30, 2024 compared to $2,743 million for the fiscal year ended September 30, 2023. Cost of sales and the related percentage of net sales for the fiscal years ended September 30, 2024 and 2023 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2024	September 30, 2023	Change	% Change
Cost of sales - excluding costs below	$3,241	$2,744	$497	18.1%
% of net sales	40.8%	41.7%
Non-cash stock and deferred compensation expense	21	17	4	23.5%
% of net sales	0.3%	0.3%
Inventory step-up amortization	21	2	19	950.0%
% of net sales	0.3%	—%
Foreign currency losses	20	14	6	42.9%
% of net sales	0.3%	0.2%
Loss contract amortization	(35)	(34)	(1)	(2.9)%
% of net sales	(0.4)%	(0.5)%
Total cost of sales	$3,268	$2,743	$525	19.1%
% of net sales	41.2%	41.7%
Gross profit (Net sales less Total cost of sales)	$4,672	$3,842	$830	21.6%
Gross profit percentage (Gross profit / Net sales)	58.8%	58.3%

Cost of sales during the fiscal year ended September 30, 2024 decreased as a percentage of net sales despite increased inflationary pressures through most of fiscal 2024. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume, which contributed to the gross profit as a percentage of net sales increasing by 0.5 percentage points to 58.8% for the fiscal year ended September 30, 2024 from 58.3% for the fiscal year ended September 30, 2023.
Foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, weakened at a more significant rate in the fourth quarter of fiscal 2024 compared to fiscal 2023, resulting in an increase in foreign currency losses in fiscal 2024. No other material movement in the components to cost of sales were identified.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $200 million to $980 million, or 12.3% of net sales, for the fiscal year ended September 30, 2024 from $780 million, or 11.8% of net sales, for the fiscal year ended September 30, 2023. Selling and administrative expenses and the related percentage of net sales for the fiscal years ended September 30, 2024 and 2023 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2024	September 30, 2023	Change	% Change
Selling and administrative expenses - excluding costs below	$735	$629	$106	16.9%
% of net sales	9.3%	9.6%
Non-cash stock and deferred compensation expense	196	141	55	39.0%
% of net sales	2.5%	2.1%
Acquisition transaction-related expenses	33	6	27	450.0%
% of net sales	0.4%	0.1%
Acquisition integration costs	13	8	5	62.5%
% of net sales	0.2%	0.1%
Bad debt expense	3	(4)	7	175.0%
% of net sales	—%	(0.1)%
Total selling and administrative expenses	$980	$780	$200	25.6%
% of net sales	12.3%	11.8%
Excluding the specific costs in the table above, selling and administrative expenses as a percentage of net sales for the fiscal year ended September 30, 2024 decreased compared to the fiscal year ended September 30, 2023 despite the higher inflationary environment through most of fiscal 2024 due to continued focus on productivity and cost improvements (one of our three core value drivers). The increase in non-cash stock and deferred compensation expense is primarily attributable to the increase in the Black-Scholes fair value of the stock option grants impacting non-cash stock compensation expense. The increase in the Black-Scholes fair value is due to the appreciation of the stock price, which is a key input used to determine the Black-Scholes fair value. Acquisition-related expenses increased due to an increase in acquisition activity and related transaction costs compared to prior year. Bad debt expense for the fiscal year ended September 30, 2023 was favorably impacted by a reduction in the allowance for uncollectible accounts due to improving market conditions within commercial aerospace and the resulting reduction in assessed risk associated with the collectibility of certain trade accounts receivable.
•Amortization of Intangible Assets. Amortization of intangible assets was $161 million for the fiscal year ended September 30, 2024 compared to $139 million for the fiscal year ended September 30, 2023. The increase in amortization expense of $22 million was primarily due to the amortization expense recognized on intangible assets from the third quarter fiscal 2023 acquisition of Calspan and the fiscal 2024 acquisitions. The intangible assets recognized in connection with the fiscal 2024 acquisitions are summarized in Note 8, “Intangible Assets,” of the notes to the consolidated financial statements included herein.

•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount and premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $122 million, or 10.5%, to $1,286 million for the fiscal year ended September 30, 2024 from $1,164 million for the fiscal year ended September 30, 2023. The increase in interest expense-net was primarily due to an increase in the base rate, Term Secured Overnight Financing Rate (“Term SOFR”), to the portion of our variable rate debt that is not hedged (refer to Note 19, “Derivatives and Hedging Activities” in the notes to the consolidated financial statements for information on our hedges), as well as an increase in outstanding borrowings (refer to Note 10, “Debt” in the notes to the consolidated financial statements for information on our debt). This was partially offset by a $52 million increase in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding for the fiscal year ended September 30, 2024 was 6.3% compared to 6.2% for the fiscal year ended September 30, 2023.
•Refinancing Costs. Refinancing costs of $58 million incurred for the fiscal year ended September 30, 2024 were primarily related to the third party fees and write-off of unamortized debt issuance costs and original issue discount recorded in conjunction with the amendments to the Credit Agreement and the third party fees and write-off of unamortized debt issuance costs recorded in conjunction with the notes redemptions completed during fiscal 2024. Refer to Note 10, “Debt,” in the notes to the consolidated financial statements included herein for additional details. Refinancing costs of $56 million incurred for the fiscal year ended September 30, 2023 were primarily related to the redemption of the 8.00% secured notes due 2025 (the “2025 Secured Notes”) and 6.875% senior subordinated notes due 2026 (the “6.875% 2026 Notes”) and third party fees incurred for the refinancing activity under the amendments to the Credit Agreement completed during fiscal 2023.
•Other Income. Other income was $28 million for the fiscal year ended September 30, 2024 compared to $13 million for the fiscal year ended September 30, 2023. Other income for the fiscal year ended September 30, 2024 primarily related to a gain on sale of business, royalty and other income and the non-service related components of benefit costs on the Company's benefit plans. Other income for the fiscal year ended September 30, 2023 primarily related to a $9 million cash refund received for the Esterline Retirement Plan (the “ERP”) upon the finalizing of the group annuity purchase funding.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 22.6% for the fiscal year ended September 30, 2024 compared to 24.3% for the fiscal year ended September 30, 2023. The Company’s lower effective tax rate for the fiscal year ended September 30, 2024 was primarily due to a less significant impact on the rate from the valuation allowance applicable to the Company's net interest deduction limitation carryforward.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $416 million, or 32.0%, to $1,714 million for the fiscal year ended September 30, 2024 compared to net income attributable to TD Group of $1,298 million for the fiscal year ended September 30, 2023, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share from continuing operations was $25.62 for the fiscal year ended September 30, 2024 and $22.03 for the fiscal year ended September 30, 2023. Net income attributable to TD Group for the fiscal year ended September 30, 2024 of $1,714 million was decreased by dividend equivalents of $233 million, or $4.02 per share, resulting in net income applicable to TD Group common stockholders of $1,481 million. Net income attributable to TD Group for the fiscal year ended September 30, 2023 of $1,298 million was decreased by dividend equivalents of $38 million, or $0.67 per share, resulting in net income applicable to TD Group common stockholders of $1,260 million.
Business Segments
•Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2024 and 2023 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2024	% of Net Sales	2023	% of Net Sales	Change	% Change
Power & Control	$3,941	49.6%	$3,316	50.3%	$625	18.8%
Airframe	3,809	48.0%	3,094	47.0%	715	23.1%
Non-aviation	190	2.4%	175	2.7%	15	8.6%
Net sales	$7,940	100.0%	$6,585	100.0%	$1,355	20.6%

Net sales for the Power & Control segment increased $625 million, an increase of 18.8%, for the fiscal year ended September 30, 2024 compared to the fiscal year ended September 30, 2023. The sales increase resulted primarily from increases in organic sales in defense ($262 million, an increase of 16.7%), commercial OEM ($127 million, an increase of 20.7%) and the commercial aftermarket ($123 million, an increase of 11.9%). The increase in defense sales is primarily attributable to improving U.S. Government defense spend outlays. The increase in commercial OEM sales is primarily attributable to the continued recovery in both narrow-body and wide-body aircraft production and deliveries. The increase in commercial aftermarket sales is primarily attributable to the continued recovery in commercial air travel demand and the resulting higher flight hours and utilization of aircraft in fiscal 2024 compared to fiscal 2023, particularly internationally.
Net sales for the Airframe segment increased $715 million, an increase of 23.1%, for the fiscal year ended September 30, 2024 compared to the fiscal year ended September 30, 2023. The sales increase resulted primarily from increases in organic sales in defense ($225 million, an increase of 22.7%), commercial OEM ($160 million, an increase of 19.7%) and the commercial aftermarket ($131 million, an increase of 12.0%). The increase in defense sales, commercial OEM sales and commercial aftermarket sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
Acquisition sales for the Power & Control and Airframe segments contributed approximately $288 million in aggregate to the increase in net sales. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation net sales compared to the prior fiscal year was not material.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the fiscal years ended September 30, 2024 and 2023 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2024	% of Segment Net Sales		2023	% of Segment Net Sales		Change	% Change
Power & Control	$2,236	56.7%		$1,866	56.3%		$370	19.8%
Airframe	1,962	51.5%		1,547	50.0%		415	26.8%
Non-aviation	81	42.6%		71	40.6%		10	14.1%
Total segment EBITDA As Defined	4,279	53.9%		3,484	52.9%		795	22.8%
Less: Unallocated corporate EBITDA As Defined	106	1.3%	(1)	89	1.3%	(1)	17	19.1%
Total Company EBITDA As Defined	$4,173	52.6%	(1)	$3,395	51.6%	(1)	$778	22.9%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $370 million, an increase of 19.8%, resulting from higher organic sales in the defense, commercial OEM and commercial aftermarket channels. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategy and positive leverage on our fixed overhead costs spread over a higher production volume despite the ongoing inflationary environment for freight, labor and certain raw materials.
EBITDA As Defined for the Airframe segment increased approximately $415 million, an increase of 26.8%. The increase in EBITDA As Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
EBITDA As Defined from acquisitions for the Power & Control and Airframe segments contributed approximately $97 million in aggregate to the increase in EBITDA As Defined. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation EBITDA as Defined compared to the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments. The increase compared to fiscal 2023 is primarily attributable to the current fiscal year portion of the deferred compensation plan adopted in the fourth quarter of 2022 for certain members of non-executive management and higher salaries and bonus expense. Corporate EBITDA as Defined is consistent as a percentage of net sales in fiscal 2024 compared to fiscal 2023.

Fiscal year ended September 30, 2023 compared with fiscal year ended September 30, 2022
For our results of operations for fiscal 2023 compared with fiscal 2022, refer to the discussion in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of Form 10-K for the fiscal year ended September 30, 2023, as filed with the Securities and Exchange Commission on November 9, 2023.
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	September 30, 2024	September 30, 2023
Selected Balance Sheet Data:
Cash and cash equivalents	$6,261	$3,472
Working capital (Total current assets less total current liabilities)	3,690	5,159
Total assets	25,586	19,970
Total debt (1)	24,880	19,750
TD Group stockholders’ deficit	(6,290)	(1,984)

(1)Includes debt issuance costs and original issue discount and premiums. Reference Note 10, “Debt,” in the notes to the consolidated financial statements included herein for additional information.

	Fiscal Years Ended September 30,
	2024	2023
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$2,045	$1,375
Investing activities	(2,441)	(900)
Financing activities	3,171	(16)
Capital expenditures	165	139
Ratio of earnings to fixed charges (1)	2.7x	2.5x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, original issue discount and premium and the “interest component” of rental expense.
Significant Transactions of Fiscal 2024
During fiscal 2024, the Company completed approximately $21,000 million in debt financing transactions, inclusive of new issuances and refinancing of existing debt. Below is further information on the significant debt financing transactions occurring in fiscal 2024:
•On November 28, 2023, the Company completed the issuance of $2,000 million in new senior debt ($1,000 million in 7.125% senior secured notes due 2031 and $1,000 million in Tranche J term loans), which was used to fund the acquisition of CPI's Electron Device Business (completed in the third quarter of fiscal 2024) and for general corporate purposes.
•On February 27, 2024, the Company amended the terms under its revolving credit facility to, among other things, extend the maturity date from May 2026 to February 2029 and increase the total commitments capacity from $810 million to $910 million. Concurrently, the Company completed the issuance of $4,400 million in new secured debt ($2,200 million in 6.375% senior secured notes due 2029 and $2,200 million in 6.625% senior secured notes due 2032), which was used to redeem all of its outstanding $4,400 million in 6.25% senior secured notes due 2026.

•On March 22, 2024, the Company repriced all of its $4,525 million in existing Tranche I term loans maturing August 2028 to bear interest at Term SOFR plus 2.75% (a decrease from Term SOFR plus 3.25% previously applicable) and replaced all of its $1,708 million in existing Tranche H term loans due February 2027 with new Tranche K term loans maturing March 2030 and bear interest at the same rate applied to the existing Tranche I term loans. Concurrently, the Company issued an additional $550 million in 6.375% senior secured notes due 2029 (tack-on to the $2,200 million issued during February 2024), which was used to redeem all of its outstanding $550 million in 7.50% senior subordinated notes due 2027 on April 22, 2024.
•On June 4, 2024, the Company repriced all of its $997 million in existing Tranche J term loans to bear interest at Term SOFR plus 2.50% compared to Term SOFR plus 3.25% applicable prior to the transaction; and (ii) amended and extended $2,644 million in existing Tranche I term loans maturing August 24, 2028 and converting such loans into Tranche J term loans maturing February 28, 2031.
•On July 12, 2024, the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $450 million to $650 million; and (ii) extend the maturity date to July 11, 2025 at an interest rate of Term SOFR plus 1.45% compared to an interest rate of Term SOFR plus 1.60% that applied prior to the amendment. In fiscal 2024, the Company drew $137.5 million available on Securitization Facility. The Company subsequently drew the remaining $162.5 million available under the trade receivable securitization facility in October 2024.
•On September 19, 2024, the Company completed the issuance of $3,000 million in new senior secured debt ($1,500 million in 6.00% senior secured notes due January 15, 2033 and $1,500 million in Tranche L term loans that bear interest at Term SOFR plus 2.50% and mature on January 19, 2032).
During fiscal 2024, the Company completed approximately $2,347 million in acquisitions of businesses, net of cash acquired. Below is further information on the significant acquisitions occurring in fiscal 2024:
•On May 21, 2024, the Company completed an acquisition of all the outstanding stock of SEI for approximately $171 million in cash.
•On June 6, 2024, the Company completed the acquisition of all the outstanding stock of CPI's Electron Device Business for approximately $1,385 million in cash. The acquisition was financed through existing cash on hand, inclusive of a portion of the cash proceeds from the $2,000 million in new senior debt issued in the first quarter of fiscal 2024.
•On July 31, 2024, the Company completed the acquisition of all the outstanding stock of Raptor Scientific for approximately $647 million in cash. The acquisition was financed through existing cash on hand.
During fiscal 2024, the Company’s Board of Directors authorized and declared $110.00 in special dividends. Below is further information on these special dividends:
•On November 27, 2023, the Company paid a special cash dividend of $35.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. Total cash payments, funded by existing cash on hand, of special dividend and dividend equivalents from this declaration were approximately $2,020 million.
•On September 19, 2024, concurrently with the $3,000 million issuance of new senior secured debt described above, the Company’s Board of Directors authorized and declared a special cash dividend of $75.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. Total cash payments, funded by a combination of $3,000 million in new senior secured debt (as previously noted) and existing cash on hand, related to the special dividend and dividend equivalents were approximately $4,348 million. These payments were made in October 2024.
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
The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 19, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. As of September 30, 2024, approximately 77% of our gross debt was fixed rate.

As of September 30, 2024, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of September 30, 2024
Cash and cash equivalents	$6,261
Availability on revolving credit facility	843
Availability on Securitization Facility	163
Cash liquidity (1)	$7,267

(1)When considering the impact of the $4,348 million payment in special dividends and dividend equivalents in October 2024, the pro forma cash liquidity as of September 30, 2024 is $2,919 million.
We believe our significant cash liquidity will allow us to meet our anticipated funding requirements. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. There is no maturity on any tranche of term loans or notes until November 2027 (fiscal 2028).
The Company estimates its capital expenditures in fiscal year 2025 to be approximately 2.5% to 3.5% of net sales. The Company’s capital expenditures incurred from year-to-year are funded using existing cash on hand and are primarily for projects that are consistent with our three core value-driven operating strategies (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) such as automation projects.
In connection with the continued application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers), we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business acquisitions, pay special dividends to our shareholders and make opportunistic investments in our own stock, subject to any restrictions in our existing credit agreement and market conditions.
The Company may issue additional debt if prevailing market conditions are favorable to doing so. In addition, the Company may increase its borrowings in connection with acquisitions, if cash flow from operating activities becomes insufficient to fund current operations or for other short-term cash needs or for common stock repurchases or special dividends. Our future leverage will also be impacted by the then current conditions of the credit markets.
Operating Activities. The Company generated $2,045 million of net cash from operating activities during fiscal 2024 compared to $1,375 million during fiscal 2023.
The change in trade accounts receivable during fiscal 2024 was a use of cash of $84 million compared to a use of cash of $212 million in fiscal 2023. The decrease in the use of cash of $128 million is primarily attributable to the lower sequential increase in sales between fiscal 2024 and fiscal 2023 compared to fiscal 2023 and fiscal 2022 and related timing of cash receipts as we move further from the impact of the pandemic on net sales. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during fiscal 2024 was a use of cash of $104 million compared to a use of cash of $261 million in fiscal 2023. The decrease in the use of cash of $157 million is primarily driven by an easing of the supply chain challenges that were more prevalent in the prior fiscal year resulting in a higher rate of inventory purchased in fiscal 2023 compared to fiscal 2024. The Company continues to actively and strategically manage inventory levels.
The change in accounts payable during fiscal 2024 was a use of cash of $11 million compared to a source of cash of $12 million in fiscal 2023. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $2,441 million during fiscal 2024, consisting of $2,347 million from the acquisitions of Raptor Scientific, CPI's Electron Device Business, SEI, FPT and certain product lines completed during fiscal 2024, capital expenditures of $165 million; partially offset by other investing transactions of $71 million.
Net cash used in investing activities was $900 million during fiscal 2023, consisting primarily of the acquisition of Calspan for approximately $729 million, certain product line acquisitions aggregating to approximately $33 million and capital expenditures of $139 million.
Financing Activities. Net cash provided by financing activities was $3,171 million during fiscal 2024. The source of cash was primarily attributable to the net proceeds of short-term and long-term debt, including fees, of $4,965 million, plus proceeds from stock option exercises of $245 million; partially offset by special dividend and dividend equivalent payments of $2,038 million.

Net cash used in financing activities was $16 million during fiscal 2023. The use of cash was primarily attributable to the net redemptions of short-term and long-term debt, including fees, of $193 million, dividend equivalent payments of $38 million; partially offset by proceeds from stock option exercises of $215 million.
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
The Secured Notes are senior secured debt of TransDigm and rank equally in right of payment with all of TransDigm’s existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, and are senior in right of payment to all of TransDigm’s existing and future senior subordinated debt, including the Subordinated Notes. The 2028 Secured Notes are guaranteed on a senior secured basis by TD Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes and 2033 Secured Notes are guaranteed on a senior secured basis by TD Group and each of TransDigm Inc.’s direct and indirect Restricted Subsidiaries (as defined in the applicable indenture) that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm Inc. or any of the guarantors in an aggregate principal amount of at least $200 million. As of the date of this Form 10-K, the guarantors of the 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes and 2033 Secured Notes are the same as the guarantors of the 2028 Secured Notes. The table set forth in Exhibit 22.1 filed with this Form 10-K details the primary obligors and guarantors. The guarantees of the Secured Notes rank equally in right of payment with all of the guarantors’ existing and future senior secured debt and are senior in right of payment to all of their existing and future senior subordinated debt. The Secured Notes are structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries.
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

(in millions)	September 30, 2024
Current assets	$7,813
Goodwill	8,186
Other non-current assets	3,889
Current liabilities	5,420
Non-current liabilities	25,155
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors-net	(1,881)

Fiscal Year Ended
(in millions)	September 30, 2024
Net sales	$6,294
Sales to subsidiaries that are non-issuers and non-guarantors	28
Cost of sales	2,458
Expense from subsidiaries that are non-issuers and non-guarantors-net	64
Income from operations	1,221
Net income attributable to TD Group	1,221

Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $8,702 million in fully drawn term loans (the “Term Loans Facility”) and an $910 million revolving credit facility. The Term Loans Facility consists of four tranches of term loans as follows (aggregate principal amount disclosed is as of September 30, 2024):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche I	$1,871 million	August 24, 2028	Term SOFR plus 2.75%
Tranche J	$3,632 million	February 28, 2031	Term SOFR plus 2.50%
Tranche K	$1,699 million	March 22, 2030	Term SOFR plus 2.75%
Tranche L	$1,500 million	January 19, 2032	Term SOFR plus 2.50%
The Term Loans Facility requires quarterly aggregate principal payments of $22 million. The revolving commitments consist of two tranches which include up to $139 million of multicurrency revolving commitments. At September 30, 2024, the Company had $67 million in letters of credit outstanding and $843 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of Term SOFR plus 2.25%. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum. The maturity date of the revolving credit facility is February 27, 2029.
The interest rates per annum applicable to the Term Loans Facility under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to the Term Loans Facility are not subject to a floor. Refer to Note 19, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein for information about how our interest rate swaps, cap and collar agreements are used to hedge and offset, respectively, the variable interest rate portion of our debt.
Indentures
The following table represents the senior subordinated and secured notes outstanding as of September 30, 2024:

Description	Aggregate Principal	Maturity Date	Interest Rate
5.50% 2027 Notes	$2,650 million	November 15, 2027	5.50%
2028 Secured Notes	$2,100 million	August 15, 2028	6.75%
4.625% 2029 Notes	$1,200 million	January 15, 2029	4.625%
2029 Secured Notes	$2,750 million	March 1, 2029	6.375%
4.875% 2029 Notes	$750 million	May 1, 2029	4.875%
2030 Secured Notes	$1,450 million	December 15, 2030	6.875%
2031 Secured Notes	$1,000 million	December 1, 2031	7.125%
2032 Secured Notes	$2,200 million	March 1, 2032	6.625%
2033 Secured Notes	$1,500 million	January 15, 2033	6.00%
The 5.50% 2027 Notes, the 4.625% 2029 Notes and the 4.875% 2029 Notes (collectively, the “Subordinated Notes”) were issued at a price of 100.00% of the principal amount. The 2030 Secured Notes, 2032 Secured Notes and 2033 Secured Notes (which, along with the 2028 Secured Notes, 2029 Secured Notes and 2031 Secured Notes, are collectively referred to as the “Secured Notes”) were issued at a price of 100.00% of its principal amount. The initial $1,000 million offering and the subsequent $1,100 million offering of the 6.75% senior secured notes due 2028 (collectively, the “2028 Secured Notes”) in the second quarter of fiscal 2023 were issued at a price of 100.00% and 99.00%, respectively, of their principal amount, resulting in gross proceeds of $2,089 million. The 2031 Secured Notes was issued in the first quarter of fiscal 2024 at a price of 99.25% of its principal amount, resulting in gross proceeds of $993 million. The initial $2,200 million offering and subsequent $550 million offering of the 6.375% senior secured notes due 2029 (collectively, the “2029 Secured Notes”) in the second quarter of fiscal 2024 were issued at a price of 100.00% and 99.75%, respectively, of their principal amount, resulting in gross proceeds of $2,749 million.
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
As of September 30, 2024, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
As of September 30, 2024, the total drawn on the Securitization Facility is $487.5 million, resulting in $162.5 million available to be drawn. For the fiscal years ended September 30, 2024 and 2023, the applicable interest rate was 6.73% and 6.95%, respectively. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
On October 16, 2024, the Company drew the remaining $162.5 million available under the Securitization Facility.
Dividend and Dividend Equivalent Payments
During the first and fourth quarters of fiscal 2024, TD Group's Board of Directors authorized and declared special cash dividends of $35.00 and $75.00, respectively, on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. Pursuant to the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, all of the vested options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to certain cash dividend equivalent payments in the event of the declaration of a dividend by the Company. In fiscal 2022, all members of the Board of Directors executed amendments to their option agreements in which future dividend declarations result in a reduction of the strike price of their existing options instead of receiving cash dividend equivalent payments.
On November 27, 2023, the Company paid the special cash dividend of $35.00 on each outstanding share of common stock, totaling $1,937 million. Dividend equivalent payments are made during the Company's first fiscal quarter each year and also upon payment of any dividends declared within the fiscal year. Total dividend equivalent payments in the first quarter of fiscal 2024 and 2023 were approximately $101 million, of which $18 million was accrued as of September 30, 2023 and the remaining $83 million was associated with the November 2023 $35.00 special dividend declaration, and $38 million, respectively.

On October 18, 2024, the Company paid the special cash dividend of $75.00 on each outstanding share of common stock, totaling $4,216 million, and dividend equivalent payments of $132 million, associated with the September 2024 $75.00 special dividend declaration, both of which are accrued as of September 30, 2024.
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
Contractual Obligations and Commitments
The following table summarizes the Company’s cash requirements from all significant contractual obligations as of September 30, 2024 (in millions):

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
	Obligations	1 Year	1-3 Years	3-5 Years	5 Years
Senior Subordinated and Secured Notes (1)	$15,600	$—	$—	$9,450	$6,150
Term Loans Facility (2)	8,702	88	176	1,951	6,487
Scheduled interest payments (3)	8,071	1,524	2,916	2,194	1,437
Pension funding minimums (4)	128	12	24	26	66
Securitization Facility (5)	487	487	—	—	—
Finance leases	541	20	43	46	432
Operating leases	75	22	28	12	13
Total contractual cash obligations	$33,604	$2,153	$3,187	$13,679	$14,585

(1)Represents principal maturities which excludes interest, debt issuance costs and original issue discount.
(2)Refer to the “Description of Senior Secured Term Loans and Indentures” section for information on the maturity date of each tranche of term loans. The Term Loans Facility requires quarterly aggregate principal payments of $22 million.
(3)Assumes that the variable interest rate on our existing term loans under our Term Loans Facility range from approximately 5.6% to 6.5% based on anticipated movements in Term SOFR, which given the ongoing volatility in rates, are highly uncertain. In addition, interest payments include the impact of the existing interest rate swap, cap and collar agreements described in Note 19, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
(4)Represents future benefit payments expected to be paid from the pension and post-retirement benefit plans or from the Company’s assets.
(5)An incremental draw on the Securitization Facility of $162.5 million occurred in October 2024.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of September 30, 2024, the Company had $67 million in letters of credit outstanding.
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
Below are those policies applied in preparing our financial statements that management believes are the most dependent on the application of estimates and assumptions. For additional significant accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included herein.

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
When we evaluate the potential for goodwill impairment using a qualitative assessment, we consider factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. For the quantitative test, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the estimated fair value is less than the current carrying value, impairment of goodwill of the reporting unit may exist. The key assumptions used in the discounted cash flow valuation model for impairment testing includes discount rates, revenue growth rates and EBITDA margins, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology. The WACC methodology considers market and industry data in determining the appropriate discount rates to be used, inclusive of company-specific risk factors. The Company utilizes a third party valuation firm to assist in the determination of the WACC. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.
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
The Company had 50 reporting units with goodwill and 47 reporting units with indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2024, the date of the annual impairment test. The Company identified 14 reporting units to test for impairment using a quantitative test for both goodwill and indefinite-lived intangible assets. Of the 14 reporting units selected for quantitative testing, six reporting units primarily were either a recent acquisition or met certain criteria determined by management. For the remaining eight reporting units, the Company elected to bypass the qualitative analysis and perform a quantitative test considering the length of time since the last determination of baseline fair values. The estimated fair values of each of these reporting units and other indefinite-lived intangible assets were in excess of their respective carrying values. We believe we incorporate conservative sensitivity ranges on certain company-specific projected data, including earnings before taxes and net sales, which are significant assumptions in the discounted cash flow valuation model to determine estimated fair value, such that actual results would need to be materially out of the range of the expected assumptions in order for an impairment to occur.
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
New Accounting Standards
For information about new accounting standards, see Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included herein.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2024	2023
Net Income	$1,715	$1,299
Adjustments:
Depreciation and amortization expense	312	268
Interest expense-net	1,286	1,164
Income tax provision	500	417
EBITDA	3,813	3,148
Adjustments:
Acquisition transaction and integration-related expenses (1)	70	18
Non-cash stock and deferred compensation expense (2)	217	157
Refinancing costs (3)	58	56
Other, net (4)	15	16
EBITDA As Defined	$4,173	$3,395

(1)
Represents costs incurred to integrate acquired businesses into TD Group’s operations; facility relocation costs and other acquisition-related costs; transaction and valuation-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses; and amortization expense of inventory step-up recorded in connection with the purchase accounting of acquired businesses.

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

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2024	2023
Net cash provided by operating activities	$2,045	$1,375
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	272	415
Interest expense-net (1)	1,246	1,123
Income tax provision-current	490	414
Loss contract amortization	35	34
Non-cash stock and deferred compensation expense (2)	(217)	(157)
Refinancing costs (3)	(58)	(56)
EBITDA	3,813	3,148
Adjustments:
Acquisition transaction and integration-related expenses (4)	70	18
Non-cash stock and deferred compensation expense (2)	217	157
Refinancing costs (3)	58	56
Other, net (5)	15	16
EBITDA As Defined	$4,173	$3,395

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock incentive plans and deferred compensation plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(4)
Represents costs incurred to integrate acquired businesses into TD Group’s operations; facility relocation costs and other acquisition-related costs; transaction and valuation-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses; and amortization expense of inventory step-up recorded in connection with the purchase accounting of acquired businesses.

(5)
Primarily represents foreign currency transaction (gains) or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and other miscellaneous (income) expense.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At September 30, 2024, we had borrowings under our Term Loans Facility, which consists of four tranches of term loans of approximately $8,702 million, as well as $487 million from the Securitization Facility, that are subject to interest rate risk, particularly movements in Term SOFR. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted Term SOFR for a one-, three- or six-month thereafter (in each case, subject to the availability thereof), interest period chosen by us, in each case, plus an applicable margin percentage. Our Securitization Facility bears interest at a rate of three-month Term SOFR plus 1.45%. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 19, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. We do not hold or issue derivative instruments for speculative purposes. As of September 30, 2024, approximately 77% of our gross debt was fixed rate. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Term Loans Facility and Securitization Facility by approximately $30 million based on the amount of outstanding borrowings at September 30, 2024. The weighted average interest rate on the $8,702 million of term loans and the $487 million drawn on the Securitization Facility at September 30, 2024 was 6.5%.
For information about the fair value of the aggregate principal amount of borrowings under our term loans and the fair value of the senior secured and subordinated notes, refer to Note 18, “Fair Value Measurements,” in the notes to the consolidated financial statements included herein.
Foreign Currency Risk
Certain of our foreign subsidiaries’ sales and results of operations are subject to the impact of foreign currency fluctuations, primarily the British pound and the euro. Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net sales, net income and the carrying values of our assets located outside the U.S. Global economic uncertainty continues to exist. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. The foreign currency forward exchange contracts entered into by the Company are described in Note 19, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the fiscal year ended September 30, 2024.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained on pages F-1 through F-46 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2024.
During fiscal 2024, the Company completed the acquisitions of Raptor Scientific, CPI’s Electron Device Business, SEI and FPT. The Company is currently integrating the acquisitions into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded these acquisitions from management's evaluation of internal controls over financial reporting as of September 30, 2024. These acquisitions constituted approximately 9.8% of the Company's total assets (inclusive of acquired intangible assets and goodwill) as of September 30, 2024, and approximately 2.0% and 0.0% of the Company's net sales and income from continuing operations before income taxes, respectively, for the fiscal year ended September 30, 2024.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
TransDigm Group Incorporated
Opinion on Internal Control over Financial Reporting
We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, TransDigm Group Incorporated (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Raptor Scientific, the Electron Device Business of Communications & Power Industries (“CPI's Electron Device Business”), SEI Industries LTD (“SEI”) or FPT Industries LLC (“FPT”), which are included in the 2024 consolidated financial statements of the Company and constituted 9.8% of total assets as of September 30, 2024 and 2.0% and 0.0% of net sales and income from continuing operations before income taxes, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Raptor Scientific, CPI's Electron Device Business, SEI or FPT.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three fiscal years in the period ended September 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated November 7, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
November 7, 2024

ITEM 9B.    OTHER INFORMATION
On August 29, 2024, Kevin Stein, the Company’s President, Chief Executive Officer and Director, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) for the sale of 100,000 shares of common stock issuable upon the exercise of vested options intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which Rule 10b5-1 trading arrangement is scheduled to begin on December 12, 2024 and terminate no later than December 31, 2025.
On August 21, 2024, Joel Reiss, the Company’s Co-Chief Operating Officer, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) for the sale of 36,300 shares of common stock issuable upon the exercise of vested options intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which Rule 10b5-1 trading arrangement is scheduled to begin on November 20, 2024 and terminate no later than October 31, 2025.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal No. 1 - Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
Kevin Stein	58	President, Chief Executive Officer and Director
Michael Lisman	42	Co-Chief Operating Officer
Joel Reiss	54	Co-Chief Operating Officer
Sarah Wynne	50	Chief Financial Officer
Jessica L. Warren	42	General Counsel, Chief Compliance Officer and Secretary
Mr. Stein was appointed Chief Executive Officer and Director in April 2018 and President in January 2017. Prior to that, Mr. Stein served as Chief Operating Officer from January 2017 to March 2018 and Chief Operating Officer of the Power and Control segment from October 2014 to December 2016. Prior to joining TransDigm, Mr. Stein served as President of the Structurals division and Executive Vice President of Precision Castparts Corp. from 2009 to 2014.
Mr. Lisman was appointed Co-Chief Operating Officer in May 2023. Prior to that, Mr. Lisman served as Chief Financial Officer from July 2018 to May 2023 and Executive Vice President from January 2022 to May 2023. Mr. Lisman also served as Vice President—Mergers and Acquisitions from January 2018 to June 2018, Business Unit Manager for the Air & Fuel Valves business unit at Aero Fluid Products, a wholly-owned subsidiary of TransDigm Inc., from January 2017 to January 2018 and Director of Mergers and Acquisitions of TransDigm from November 2015 to January 2017. Mr. Lisman was Vice President at Warburg Pincus from 2011 to 2015 and has previous experience in both private equity and investment banking roles at The Carlyle Group and Morgan Stanley.
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

Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our president, chief executive officer and director, co-chief operating officers, chief financial officer, corporate controller, treasurer, vice president of finance, director of audit, group controllers, general counsel, operating unit presidents and operating unit vice presidents of finance). Please refer to the information set forth in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1350 Euclid Avenue, Suite 1600, Cleveland, Ohio 44115. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.
Nominations of Directors
The procedure by which stockholders may recommend nominees to our Board of Directors will be set forth under the caption “Shareholder Proposals for the 2025 Annual Meeting” in our Proxy Statement, which is incorporated herein by reference.
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
ITEM 12.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management will be set forth under the captions “Beneficial Ownership of Equity Securities of TransDigm” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement, which is incorporated herein by reference.
Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,414,827	(2)	$489.70	3,435,370	(3)

(1)Includes information related to the 2006 stock incentive plan, the 2014 stock option plan and the 2019 stock option plan.
(2)This amount represents 74,215, 3,779,503 and 561,109 shares subject to outstanding stock options under our 2006 stock incentive plan, 2014 stock option plan and 2019 stock option plan, respectively. No further grants may be made under our 2006 stock incentive plan and 2014 stock option plan, although outstanding stock options continue in force in accordance with their terms.
(3)This amount represents remaining shares available for award under our 2019 stock option plan. In August 2019, the 2019 stock option plan was adopted by the Board of Directors of TD Group and was subsequently approved by stockholders on October 3, 2019. The 2019 stock option plan permits TD Group to award stock options to our key employees, directors or consultants. The total number shares of TD Group common stock reserved for issuance or delivery under the 2019 stock option plan is 4,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event.
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

PART IV
15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2014 (File No. 001-32833)
3.2	Third Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 30, 2018 (File No. 001-32833)
3.3	Certificate of Incorporation, filed July 2, 1993, of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.4	Certificate of Amendment, filed July 22, 1993, of the Certificate of Incorporation of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.5	Bylaws of NovaDigm Acquisition, Inc. (now known as TransDigm Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.6	Certificate of Formation, filed September 10, 2019, of 4455 Genesee Properties, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.7	First Amended and Restated Limited Liability Company Agreement of 4455 Genesee Properties, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.8	Certificate of Formation, filed October 27, 2004, of 4455 Genesee Street, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.9	First Amended and Restated Operating Agreement of 4455 Genesee Street, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.10	Certificate of Formation of 17111 Waterview Pkwy LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.11	Limited Liability Company Agreement of 17111 Waterview Pkwy LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.12	Certificate of Incorporation, filed July 10, 2009, of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.13	By-laws of Acme Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2009 (File No. 001-32833)
3.14	Articles of Incorporation, filed July 30, 1986, of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.15	Certificate of Amendment, filed September 12, 1986, of the Articles of Incorporation of ARP Acquisition Corporation (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.16	Certificate of Amendment, filed January 27, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.17	Certificate of Amendment, filed December 31, 1992, of the Articles of Incorporation of Adams Rite Products, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.18	Certificate of Amendment, filed August 11, 1997, of the Articles of Incorporation of Adams Rite Sabre International, Inc. (now known as Adams Rite Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.19	Amended and Restated Bylaws of Adams Rite Aerospace, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed April 23, 1999 (File No. 333-71397)
3.20	Certificate of Incorporation, filed June 18, 2007, of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.21	By-laws of AeroControlex Group, Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.22	Certificate of Formation, filed September 25, 2013, of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.23	Limited Liability Company Agreement of Aerosonic LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.24	Certificate of Incorporation, filed November 13, 2009, of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.25	Bylaws of Airborne Acquisition, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.26	Amended and Restated Certificate of Incorporation, filed January 25, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.27	Certificate of Amendment of Certificate of Incorporation, filed February 24, 2010, of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.28	Certificate of Amendment of Certificate of Incorporation, filed December 10, 2013, of HDT Global, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.29	Bylaws of HDT International Holdings, Inc. (now known as Airborne Global, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.30	Certificate of Incorporation, filed November 13, 2009, of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.31	Bylaws of Airborne Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.32	Certificate of Incorporation, filed September 1, 1995, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.33	Certificate of Amendment to Certificate of Incorporation, filed May 28, 2002, of Wardle Storeys Inc. (now known as Airborne Systems NA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.34	Bylaws of Airborne Systems NA Inc., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.35	Certificate of Incorporation, filed April 23, 2007, of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.36	Bylaws of Airborne Systems North America Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.37	Certificate of Incorporation, filed April 25, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.38	Certificate of Amendment of Certificate of Incorporation, filed June 2, 1989, of Irvin Industries (Del), Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.39	Certificate of Amendment of Certificate of Incorporation, filed April 30, 1996, of Irvin Industries, Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.40	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Irvin Aerospace Inc. (now known as Airborne Systems North America of CA Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.41	Bylaws of Airborne Systems North America of CA Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.42	Certificate of Incorporation, Profit, filed October 28, 1994, of Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.43	Certificate of Merger, filed February 9, 1995, of Para-Flite Inc. with and into Wardle Storeys (Parachutes) Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.44	Certificate of Amendment to Certificate of Incorporation, filed April 23, 2007, of Para-Flite Inc. (now known as Airborne Systems North America of NJ Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.45	Certificate of Correction to Certificate of Incorporation, filed June 27, 2007, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.46	Bylaws, as amended, of Airborne Systems North America of NJ Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.47	Certificate of Incorporation, filed October 16, 2007, of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.48	Second Amended and Restated By-Laws of AmSafe Global Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.49	Certificate of Incorporation, filed May 8, 1985, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to Form TransDigm Group Incorporated’s 10-Q, filed May 9, 2012 (File No. 001-32833)
3.50	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.51	By-Laws of Am-Safe, Inc. (now known as AmSafe, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.52	Certificate of Incorporation, as amended, of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.53	Amended and Restated Bylaws of Angus Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.54	Articles of Incorporation, filed November 13, 1995, of Apical Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.55	Bylaws of Apical Industries, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.56	Restated Certificate of Incorporation, filed July 10, 1967, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.57	Certificate of Amendment of Certificate of Incorporation, filed November 4, 1981, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.58	Certificate of Amendment of Certificate of Incorporation, filed June 11, 1999, of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.59	By-laws of Arkwin Industries, Inc.	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed June 27, 2013 (File No. 333-186494)
3.60	Certificate of Incorporation of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.61	Amended and Restated Bylaws of Armtec Countermeasures Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.62	Certificate of Incorporation, as amended, of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.63	Amended and Restated Bylaws of Armtec Countermeasures TNO Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.64	Certificate of Incorporation of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.65	Amended and Restated Bylaws of Armtec Defense Products Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.66	Certificate of Formation, filed October 27, 2004, of Ashford Properties, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.67	First Amended and Restated Operating Agreement of Ashford Properties, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.68	Certificate of Incorporation, as amended, of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed August 7, 2019 (File No. 333-233103)
3.69	Amended and Restated Bylaws of Esterline Sensors Services Americas, Inc. (now known as Auxitrol Weston USA, Inc.)	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.70	Amended and Restated Certificate of Incorporation, filed February 7, 2007, of Aviation Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.71	By-laws of Wings Holdings, Inc. (now known as Aviation Technologies, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.72	Certificate of Formation, effective June 28, 2007, of Avionic Instruments LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.73	Limited Liability Company Agreement of Avionic Instruments LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No.333-144366)
3.74	Articles of Incorporation, filed December 29, 1992, of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.75	Bylaws of Avionics Specialties, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.76	Articles of Incorporation, filed October 3, 1963, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.77	Amendment to Articles of Incorporation, filed March 30, 1984, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.78	Amendment to Articles of Incorporation, filed April 17, 1989, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.79	Articles of Amendment of Articles of Incorporation, filed July 17, 1998, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.80	Articles of Amendment to Articles of Incorporation, filed May 20, 2003, of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.81	Articles of Amendment to Articles of Incorporation, filed May 2, 2012, of AvtechTyee, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.82	By-laws of Avtech Corporation (now known as AvtechTyee, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.83	Certificate of Formation, filed May 30, 2013, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.84	Amended and Restated Limited Liability Company Agreement, filed July 7, 2016, of Beta Transformer Technology LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.85	Limited Liability Company Certificate of Formation of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.86	Limited Liability Company Agreement of Breeze-Eastern LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 11, 2016 (File No. 001-32833)
3.87	Certificate of Incorporation, filed May 9, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.88	Certificate of Amendment of Certificate of Incorporation, filed May 30, 2000, of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.89	Certificate of Amendment of Certificate of Incorporation, filed June 19, 2000, of Bridport Erie Aviation, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.90	Amended and Restated By-Laws of Erie Acquisition Corp. (now known as Bridport Erie Aviation, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.91	Certificate of Incorporation, filed July 2, 2004, of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.92	Amended and Restated By-Laws of Bridport Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.93	Articles of Incorporation, filed February 6, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.94	Articles of Amendment, filed February 23, 1998, of Air Carrier Acquisition Corp. (now known as Bridport-Air Carrier, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.95	Articles of Amendment, filed December 14, 1999, of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.96	Amended and Restated By-Laws of Bridport-Air Carrier, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.97	Certificate of Incorporation, filed August 6, 2007, of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)
3.98	By-laws of Bruce Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 21, 2007 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.99	Restated Articles of Organization, filed June 5, 2023, of Calspan Air Facilities, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.100	Second Amended and Restated Operating Agreement of Calspan Air Facilities, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.101	Articles of Organization, filed October 15, 2013, of Calspan Air Services, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.102	First Amended and Restated Operating Agreement of Calspan Air Services, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.103	Certificate of Incorporation, filed April 16, 2021, of Calspan ASE Portugal, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.104	First Amended and Restated Bylaws of Calspan ASE Portugal, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.105	Restated Articles of Organization, filed June 5, 2023, of Calspan Holdings, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.106	Eighth Amended and Restated Operating Agreement of Calspan Holdings, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.107	Certificate of Formation of CALSPAN JETS LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 7, 2024 (File No. 001-32833)
3.108	Limited Liability Company Agreement of CALSPAN JETS LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 7, 2024 (File No. 001-32833)
3.109	Certificate of Formation of Calspan Technology Acquisition LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 7, 2024 (File No. 001-32833)
3.110	Limited Liability Company Agreement of Calspan Technology Acquisition LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 7, 2024 (File No. 001-32833)
3.111	Operating Agreement of Calspan Genesee, LLC (now known as Calspan, LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.112	Articles of Organization, filed April 25, 2023, of Calspan Genesee, LLC (now known as Calspan, LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.113	Certificate of Amendment of Articles of Organization, filed May 2, 2023, of Calspan, LLC (fka Calspan Genesee, LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.114	Articles of Organization, filed June 29, 2007, of CDA InterCorp LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.115	Operating Agreement of CDA InterCorp LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.116	Certificate of Formation, filed September 30, 2009, of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.117	Limited Liability Company Agreement of CEF Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 24, 2009 (File No. 001-32833)
3.118	Certificate of Formation, effective June 30, 2007, of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.119	Limited Liability Company Agreement of Champion Aerospace LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.120	Certificate of Incorporation, filed October 16, 2020, of Chelton Avionics Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.121	Bylaws of Chelton Avionics Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.122	Certificate of Incorporation, filed March 4, 1997, of Chelton Avionics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.123	Amended and Restated By-laws of Chelton Avionics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.124	Certificate of Incorporation, filed August 28, 2007, of Cobham Defense Products, Inc. (now known as Chelton Defense Products, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.125	Amendment to Certificate of Incorporation, filed December 20, 2021, of Cobham Defense Products, Inc. (now known as Chelton Defense Products, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
3.126	Amended and Restated By-laws of Cobham Defense Products, Inc. (now known as Chelton Defense Products, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.127	Certificate of Formation of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.128	Amended and Restated Limited Liability Company Agreement of CMC Electronics Aurora LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.129	Amended and Restated Certificate of Incorporation of CPI Intermediate Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
3.130	First Amended and Restated Bylaws of CPI Intermediate Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
3.131	Certificate of Incorporation of Catalyst Holdings, Inc. (now known as CPI International, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
3.132	Certificate of Amendment to the Certificate of Incorporation of Catalyst Holdings, Inc. (now known as CPI International, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
3.133	Certificate of Amendment to the Certificate of Incorporate of CPI International Acquisition, Inc. (now known as CPI International, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
3.134	Third Amended and Restated Bylaws of CPI International, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
3.135	Articles of Organization, filed April 24, 2023, of CTHC LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.136	First Amended and Restated Operating Agreement of CTHC LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.137	Articles of Incorporation, filed April 11, 1997, of Dart Aerospace USA, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.138	Bylaws of Dart Buyer, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.139	Certificate of Incorporation, filed July 29, 2011, of Dart Helicopter Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.140	Bylaws of Dart Helicopter Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.141	Certificate of Incorporation, filed February 28, 2019, of Dart Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.142	Bylaws of Dart Intermediate, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.143	Second Amended and Restated Certificate of Incorporation, filed May 25, 2022, of Dart TopCo, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.144	Bylaws of Dart TopCo, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.145	Certificate of Incorporation, filed October 23, 1970, of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.146	Certificate of Amendment of Certificate of Incorporation, filed April 23, 1999, of ILC Data Device Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.147	Certificate of Amendment of Certificate of Incorporation, filed July 14, 2014, of Data Device Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.148	By-laws of ILC Data Devices Corporation (now known as Data Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.149	Certificate of Incorporation, filed November 20, 2009, of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.150	By-laws of Dukes Aerospace, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 4, 2009 (File No. 001-32833)
3.151	Certificate of Formation, filed February 29, 2000, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.152	Certificate of Amendment, filed December 18, 2013, of Western Sky Industries, LLC (now known as Electromech Technologies LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
3.153	Fourth Amended and Restated Limited Liability Company Agreement of Electromech Technologies LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.154	Certificate of Formation of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.155	Amended and Restated Limited Liability Company Agreement of Esterline Europe Company LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.156	Certificate of Incorporation, filed November 13, 2007, of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.157	Amended and Restated Bylaws of Esterline International Company	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4 filed April 2, 2019 (File No. 333-228336)
3.158	Fifth Amended and Restated Certificate of Incorporation of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.159	Second Amended and Restated By-laws of Esterline Technologies Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.160	Certificate of Formation of Esterline Technologies SGIP LLC	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.161	Limited Liability Company Agreement of Esterline Technologies SGIP LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 8, 2019 (File No. 001-32833)
3.162	Certificate of Formation of FPT Industries LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 7, 2024 (File No. 001-32833)
3.163	Certificate of Amendment to Certificate of Formation of FPT Industries LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 7, 2024 (File No. 001-32833)
3.164	Amended and Restated Limited Liability Company Agreement of FPT Industries LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 7, 2024 (File No. 001-32833)
3.165	Restated Articles of Organization, filed June 5, 2023, of Genesee Holdings II, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.166	Second Amended and Restated Operating Agreement of Genesee Holdings II, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.167	Articles of Organization, filed October 8, 2020, of Genesee Holdings III, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.168	First Amended and Restated Operating Agreement of Genesee Holdings III, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.169	Restated Articles of Organization, filed June 5, 2023, of Genesee Holdings, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.170	Second Amended and Restated Operating Agreement of Genesee Holdings, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
3.171	Articles of Organization, as amended, of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.172	First Amended and Restated Limited Liability Company Agreement of HarcoSemco LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.173	Articles of Incorporation, filed May 10, 1957, of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.174	Certificate of Amendment, filed June 9, 1960, of Articles of Incorporation of Hartwell Aviation Supply Company (now known as Hartwell Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.175	Certification of Amendment, filed October 23, 1987, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.176	Certificate of Amendment, filed April 9, 1997, of Articles of Incorporation of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.177	By-laws of Hartwell Corporation	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.178	Amended and Restated Articles of Incorporation, filed February 8, 2010, of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.179	Amendment No. 1, filed July 12, 2010, to the Amended and Restated Articles of Incorporation of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.180	Amendment No. 2, filed January 25, 2013, to the Amended and Restated Articles of Incorporation of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.181	Amended and Restated By-laws of Heli Tech, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.182	Certificate of Incorporation of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.183	Amended and Restated Bylaws of Hytek Finishes Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.184	Amended and Restated Certificate of Incorporation of Iceman Holdco, Inc.	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.185	First Amended and Restated Bylaws of Iceman Holdco, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
3.186	Amended and Restated Certificate of Incorporation of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.187	By-laws, as amended, of ILC Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.188	Restated Articles of Incorporation of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.189	Amended and Restated Bylaws of Janco Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.190	Certificate of Formation, filed January 26, 2007, of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.191	Amended and Restated Limited Liability Company Agreement of Johnson Liverpool LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.192	Second Amended and Restated Limited Liability Company Agreement of King Nutronics, LLC	Filed Herewith
3.193	Certificate of Incorporation, as amended, of KH Acquisition I Co. (now known as Kirkhill Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.194	Amended and Restated By-laws of Kirkhill Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 4, 2018 (File No. 001-32833)
3.195	Certificate of Incorporation of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.196	Amended and Restated Bylaws of Korry Electronics Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.197	Certificate of Incorporation, as amended, of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.198	Amended and Restated Bylaws of Leach Holding Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.199	Certificate of Incorporation, as amended, of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.200	Amended and Restated Bylaws of Leach International Corporation	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.201	Certificate of Formation, filed February 22, 2021, of Leach Mexico Holding LLC	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.202	Limited Liability Company Agreement of Leach Mexico Holding LLC	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.203	Certificate of Incorporation of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.204	Amended and Restated Bylaws of Leach Technology Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.205	Certificate of Incorporation, filed March 28, 1994, of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.206	Certificate of Amendment, filed May 18, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.207	Certificate of Amendment, filed May 24, 1994, of the Certificate of Incorporation of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.208	Certificate of Amendment, filed August 28, 2003, of the Certificate of Incorporation of Marathon Power Technologies Company (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 28, 2006 (File No. 001-32833)
3.209	Bylaws of MPT Acquisition Corp. (now known as MarathonNorco Aerospace, Inc.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Holding Company’s Form S-4, filed January 29, 1999 (File No. 333-71397)
3.210	Certificate of Incorporation, as amended, of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.211	Amended and Restated Bylaws of Mason Electric Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.212	Certificate of Incorporation, filed April 13, 2007, of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.213	By-laws of McKechnie Aerospace DE, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.214	Certificate of Incorporation, filed April 25, 2007, of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.215	By-laws of McKechnie Aerospace Holdings, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.216	Certificate of Formation, filed May 11, 2005, of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.217	Certificate of Amendment, filed May 11, 2007, to Certificate of Formation of Melrose US 3 LLC (now known as McKechnie Aerospace US LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.218	Limited Liability Company Agreement of McKechnie Aerospace US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.219	Amended and Restated Certificate of Microwave Power Products, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
3.220	Restated Bylaws of Microwave Power Products, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
3.221	First Amended and Restated Limited Liability Company Agreement of Medtherm Labs, LLC	Filed Herewith
3.222	Certificate of Incorporation, as amended, of NAT Seattle Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.223	Amended and Restated By-laws of NAT Seattle Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form S-4, filed August 10, 2021 (File No. 333-258676)
3.224	Amended and Restated Articles of Incorporation, as amended, of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.225	Amended and Restated Bylaws of NMC Group, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.226	Certificate of Formation, filed March 27, 2015, of Telair International LLC (now known as Nordisk Aviation Products LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.227	Amendment to Certificate of Formation, filed February 4, 2021, of Telair International LLC (now known as Nordisk Aviation Products LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
3.228	Limited Liability Company Agreement of Telair International LLC (now known as Nordisk Aviation Products LLC)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.229	Restated Certificate of Incorporation, filed June 27, 2014, of North Hills Signal Processing Corp.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.230	By-laws of Porta Systems Corp. (now known as North Hills Signal Processing Corp.)	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed May 10, 2017 (File No. 333-217850)
3.231	Certificate of Formation, filed September 30, 2021, of North Hills Signal Processing Overseas LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
3.232	Limited Liability Company Agreement of North Hills Signal Processing Overseas LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
3.233	Certificate of Incorporation, as amended, of Norwich Aero Products Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.234	Amended and Restated By-laws of Norwich Aero Products Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.235	Amended and Restated Articles of Incorporation, filed June 28, 2022, of Offshore Helicopter Support Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.236	Bylaws of Offshore Helicopter Support Services, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.237	Certificate of Incorporation, as amended, of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.238	Amended and Restated Bylaws of Palomar Products, Inc.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.239	Articles of Incorporation of Paravion Technology, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.240	By-laws of Paravion Technology, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.241	Certificate of Incorporation, filed April 28, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.242	Certificate of Amendment of Certificate of Incorporation, filed May 14, 2015, of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.243	By-laws of PX Acquisition Co. (now known as Pexco Aerospace, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2015 (File No. 001-32833)
3.244	Articles of Incorporation, filed October 3, 1956, of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.245	Certificate of Amendment of Articles of Incorporation, filed December 9, 1970, of Articles of Incorporation of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.246	Restated By-laws of PneuDraulics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
3.247	Certificate of Incorporation, filed October 24, 1977, of Transformer Technology Corporation (now known as Power Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.248	Certificate of Amendment of Certificate of Incorporation, filed December 1, 1977, of Transformer Technology Corporation (now known as Power Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.249	Certificate of Amendment of Certificate of Incorporation, filed June 20, 2022, of Beta Transformer Technology Corporation (now known as Power Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
3.250	By-laws of Transformer Technology Corporation (now known as Power Device Corporation)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.251	Second Amended and Restated Limited Liability Company Agreement of Raptor Labs HoldCo, LLC	Filed Herewith
3.252	First Amended and Restated Limited Liability Company Agreement of Raptor Labs Intermediate, LLC	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.253	Limited Liability Company Certificate of Formation, filed May 30, 2007, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.254	Amended and Restated Limited Liability Company Agreement, dated August 31, 2011, of Schneller LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2012 (File No. 001-32833)
3.255	Certificate of Incorporation, as amended, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.256	Certificate of Amendment of Certificate of Incorporation, filed October 17, 2012, of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2012 (File No. 001-32833)
3.257	Amended and Restated By-laws of Semco Instruments, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 7, 2010 (File No. 001-32833)
3.258	Second Amended and Restated Limited Liability Company Agreement of Sensor Concepts, LLC	Filed Herewith
3.259	Certificate of Incorporation, filed September 16, 1994, of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.260	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2005, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.261	Certificate of Amendment of Certificate of Incorporation, filed August 27, 2014, of AmSafe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 14, 2014 (File No. 001-32833)
3.262	By-laws of Am-Safe Commercial Products, Inc. (now known as Shield Restraint Systems, Inc.)	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2012 (File No. 001-32833)
3.263	Articles of Incorporation, filed July 28, 1965, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.264	Articles of Amendment, filed November 9, 1973, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.265	Articles of Amendment, filed December 2, 1988, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.266	Articles of Amendment, filed August 21, 2000, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.267	Articles of Amendment, filed March 12, 2001, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.268	Articles of Amendment, filed October 29, 2007, of Simplex Manufacturing Co.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.269	Amended and Restated By-laws of Simplex Manufacturing Co., as amended	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
3.270	Articles of Incorporation, filed January 2, 1992, of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.271	Amended and Restated By-laws of Skandia, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.272	Certificate of Incorporation, filed December 22, 2004, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed October 11, 2006 (File No. 333-137937)
3.273	By-laws, as amended, of Skurka Aerospace Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.274	Fourth Amended and Restated Limited Liability Company Agreement of Space Electronics LLC	Filed Herewith
3.275	Articles of Organization, as amended, of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.276	Amended and Restated Limited Liability Company Agreement of Symetrics Industries, LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.277	Restated Articles of Incorporation of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.278	Amended and Restated Bylaws of TA Aerospace Co.	Incorporated by reference to Amendment No. 1 to TransDigm UK Holdings plc’s, TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed April 2, 2019 (File No. 333-228336)
3.279	Certificate of Incorporation, filed August 22, 1986, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.280	Certificate of Amendment, filed June 8, 1998, of Certificate of Incorporation of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.281	By-Laws, as amended, of Tactair Fluid Controls, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.282	Certificate of Incorporation, filed August 26, 2019, of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.283	By-laws of TDG ESL Holdings Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
3.284	Certificate of Incorporation, filed January 15, 2004, of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.285	Bylaws of TEAC Aerospace Technologies, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.286	Certificate of Formation, filed February 23, 2015, of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.287	Limited Liability Company Agreement of Telair US LLC	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 5, 2015 (File No. 001-32833)
3.288	Certificate of Articles of Incorporation of TestVonics, Inc.	Filed Herewith
3.289	Second Amended and Restated Bylaws of TestVonics, Inc.	Filed Herewith
3.290	Articles of Incorporation, filed August 6, 1999, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2011 (File No. 001-32833)
3.291	By-laws, as amended, of Texas Rotronics, Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
3.292	Certificate of Incorporation of TransDigm UK Holdings Limited	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.293	Articles of Association of TransDigm UK Holdings Limited	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
3.294	Certificate of Formation, effective June 30, 2007, of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.295	Limited Liability Company Agreement of Transicoil LLC	Incorporated by reference to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed July 6, 2007 (File No. 333-144366)
3.296	Certificate of Formation, filed June 13, 2013, of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)
3.297	Limited Liability Company Agreement of Whippany Actuation Systems, LLC	Incorporated by reference to Amendment No. 3 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4/A, filed June 27, 2013 (File No. 333-186494)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.298	Restated Certificate of Incorporation of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 15, 2016 (File No. 001-32833)
3.299	By-laws, as amended, of Young & Franklin Inc.	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2018 (File No. 001-32833)
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
4.2	Indenture, dated as of November 13, 2019, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.3	Indenture, dated as of January 20, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.4	Indenture, dated as of April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.5	Indenture, dated as of February 24, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.75% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
4.6	First Supplemental Indenture, dated as of March 9, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.75% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed March 9, 2023 (File No. 001-32833)
4.7	Indenture, dated as of August 18, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.875% Senior Secured Notes due 2030	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed August 18, 2023 (File No. 001-32833)
4.8	Indenture, dated as of November 28, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 7.125% Senior Secured Notes due 2031	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 28, 2023 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.9	Indenture, dated as of February 27, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.10	Indenture, dated as of February 27, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.625% Senior Secured Notes due 2032	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.11	First Supplemental Indenture, dated as of March 22, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, to the Indenture, dated as of February 27, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s additional 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 22, 2024 (File No. 001-32833)
4.12	Indenture, dated as of September 19, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.000% Senior Secured Notes due 2033	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 20, 2024 (File No. 001-32833)
4.13	Form of Supplemental Indenture to Add New Guarantors	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
4.14	Form of TransDigm Inc.’s 5.50% Senior Subordinated Notes due 2027	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 13, 2019 (File No. 001-32833)
4.15	Form of TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.16	Form of TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.17	Form of TransDigm Inc.’s 6.75% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
4.18	Form of TransDigm Inc.’s 6.875% Senior Secured Notes due 2030	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed August 18, 2023 (File No. 001-32833)
4.19	Form of TransDigm Inc.’s 7.125% Senior Secured Notes due 2031	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 28, 2023 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.20	Form of TransDigm Inc.’s 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.21	Form of TransDigm Inc.’s 6.625% Senior Secured Notes due 2032	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.22	Form of TransDigm Inc.’s additional 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 22, 2024 (File No. 001-32833)
4.23	Form of TransDigm Inc.’s 6.00% Senior Secured Notes due 2033	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 20, 2024 (File No. 001-32833)
4.24	Description of Securities	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.1	Option Agreement dated August 6, 2021 between the Company and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 10, 2021 (File No. 001-32833)
10.2	Second Amended and Restated Employment Agreement, dated April 26, 2018, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 30, 2018 (File No. 001-32833)
10.3	Amendment to Second Amended and Restated Employment Agreement, dated February 6, 2024, between TransDigm Group Incorporated and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 8, 2024 (File No. 001-32833)
10.4	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.5	Employment Agreement, dated October 28, 2013, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 29, 2013 (File No. 001-32833)
10.6	Form of Amendment to Employment Agreement, dated October 2015, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 27, 2015 (File No. 001-32833)
10.7	Second Amendment to Employment Agreement, dated July 30, 2018, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 3, 2018 (File No. 001-32833)
10.8	Amendment to Employment Agreement, dated November 16, 2021, between TransDigm Group Incorporated and Jorge Valladares*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.9	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Joel Reiss*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.10	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Sarah Wynne*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.11	Employment Agreement, dated February 6, 2023, between TransDigm Group Incorporated and Jessica Warren*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed May 9, 2023 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.12	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1, filed March 13, 2006 (File No. 333-130483)
10.13	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)
10.14	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A, filed June 6, 2008 (File No. 001-32833)
10.15	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2019 (File No. 001-32833)
10.16	TransDigm Group Incorporated 2019 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 4, 2019 (File No. 001-32833)
10.17	TransDigm Group Incorporated 2019 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.18	TransDigm Group Incorporated 2016 Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 10, 2016 (File No. 001-32833)
10.19	Form of Stock Option Agreement for options awarded in fiscal 2020*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.20	Form of Stock Option Agreement for options awarded in fiscal 2021*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)
10.21	Form of Stock Option Agreement for options awarded in fiscal 2022*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.22	Form of Stock Option Agreement for options awarded in fiscal 2023*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.23	Form of Stock Option Grant Notice and Agreement for executive officers under the TransDigm Group Incorporated 2019 Stock Option Plan (or TransDigm Group Incorporated 2014 Stock Option Plan) for options awarded in fiscal 2024*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.24	Form of Stock Option Grant Notice and Agreement for directors under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2024*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.25	Form of Stock Option Grant Notice and Agreement for executive officers under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2025*	Filed Herewith
10.26	Form of Stock Option Grant Notice and Agreement for directors under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2025*	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.27	Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.28	Amendment to Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.29	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.30	Amendment to Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.31	Form of Amendment to Director Options to Effect Changes in Dividend Equivalent Payment Method*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.32	Amendment and Restatement Agreement, and Second Amendment and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
10.33	Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)
10.34	Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.35	Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.36	Incremental Term Loan Assumption Agreement dated October 14, 2016 among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 14, 2016 (File No. 001-32833)
10.37	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 8, 2017 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.38	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 24, 2017 (File No. 001-32833)
10.39	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 6, 2017 (File No. 001-32833)
10.40	Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 22, 2018 (File No. 001-32833)
10.41	Amendment No. 5, Incremental Assumption Agreement and Refinancing Facility Agreement, dated as of May 30, 2018, relating to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 31, 2018 (File No. 001-32833)
10.42	Amendment No. 6 and Incremental Revolving Credit Assumption Agreement, dated as of March 14, 2019, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 14, 2019 (File No. 001-32833)
10.43	Amendment No. 7 and Refinancing Facility Agreement, dated as of February 6, 2020, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 6, 2020 (File No. 001-32833)
10.44	Amendment No. 8 and Loan Modification Agreement, dated as of May 24, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 25, 2021 (File No. 001-32833)
10.45	Amendment No. 9 and Incremental Revolving Credit Assumption Agreement, dated as of December 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed December 30, 2021 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.46	Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement, dated December 14, 2022, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (as successor to Credit Suisse AG) for the lenders	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed December 14, 2022 (File No. 001-32833)
10.47	Amendment No. 11, Loan Modification Agreement and Refinancing Facility Agreement, dated February 24, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
10.48	Amendment No. 12 to the Second Amended and Restated Credit Agreement, dated June 16, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
10.49	Amendment No. 13 and Incremental Term Loan Assumption Agreement, dated November 28, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 28, 2023 (File No. 001-32833)
10.50	Amendment No. 14 and Incremental Revolving Credit Assumption Agreement, dated February 27, 2024, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
10.51	Amendment No. 15, Loan Modification Agreement and Refinancing Facility Agreement, dated March 22, 2024, relating to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders and Amendment, dated March 22, 2024, relating to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 22, 2024 (File No. 001-32833)
10.52	Amendment No. 16, Loan Modification Agreement and Refinancing Facility Agreement, dated June 4, 2024, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 4, 2024 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.53	Amendment No. 17 and Incremental Revolving Credit Assumption Agreement, dated September 19, 2024, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 20, 2024 (File No. 001-32833)
10.54	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 6, 2013 (File No. 001-32833)
10.55	Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
10.56	First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.57	Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.58	Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic’s Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.59	Fourth Amendment to the Receivables Purchase Agreement dated as of August 4, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 7, 2015 (File No. 001-32833)
10.60	Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2017 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.61	Tenth Amendment to the Receivables Purchase Agreement dated as of July 31, 2018, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
10.62	Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2019, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.63	Twelfth Amendment to the Receivables Purchase Agreement dated as of July 22, 2020, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)
10.64	Thirteenth Amendment to the Receivables Purchase Agreement dated as of July 26, 2021, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.65	Fourteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2022, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.66	Fifteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2023, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
10.67	Sixteenth Amendment to the Receivables Purchase Agreement dated as of May 28, 2024, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.68	Seventeenth Amendment to the Receivables Purchase Agreement dated as of July 12, 2024, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
19.1	TransDigm Group Incorporated Amended and Restated Insider Trading and Confidentiality Policy Statement*	Filed Herewith
21.1	Subsidiaries of TransDigm Group Incorporated	Filed Herewith
22.1	Listing of Subsidiary Guarantors	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
97	TransDigm Group Incorporated Compensation Clawback Policy, dated October 2, 2023*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2024.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Sarah Wynne
Name:	Sarah Wynne
Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	November 7, 2024
Kevin Stein
/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	November 7, 2024
Sarah Wynne
/s/ W. Nicholas Howley	Chairman	November 7, 2024
W. Nicholas Howley
/s/ David A. Barr	Director	November 7, 2024
David A. Barr
/s/ Jane M. Cronin	Director	November 7, 2024
Jane M. Cronin
/s/ Michael Graff	Director	November 7, 2024
Michael Graff
/s/ Sean P. Hennessy	Director	November 7, 2024
Sean P. Hennessy
/s/ Gary E. McCullough	Director	November 7, 2024
Gary E. McCullough
/s/ Michele L. Santana	Director	November 7, 2024
Michele L. Santana
/s/ Robert J. Small	Lead Independent Director	November 7, 2024
Robert J. Small
/s/ Jorge L. Valladares III	Director	November 7, 2024
Jorge L. Valladares III

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2024
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
TransDigm Group Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three fiscal years in the period ended September 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 7, 2024 expressed an unqualified opinion thereon.
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

Valuation of goodwill
Description of the Matter
As disclosed in Note 8, the Company had goodwill of $10.4 billion at September 30, 2024. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment annually as of the first day of the fourth fiscal quarter, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines the qualitative assessment is not sufficient to conclude on whether it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The company may also elect to bypass the qualitative assessment and perform a quantitative test for any or all reporting units. The Company performed a quantitative assessment on the goodwill at 14 of its reporting units. As part of the quantitative assessment, the Company determines the fair value of the reporting units using a discounted cash flow valuation model.
Auditing management’s quantitative impairment assessment was complex and judgmental for certain of the 14 reporting units due to the significant estimation required to determine fair value. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, revenue growth rates and EBITDA margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment process, including controls over management’s review of the valuation model and the significant assumptions underlying the fair value determination, as described above.
To test the fair values of the Company’s reporting units, our audit procedures included, among others, assessing the use of the discounted cash flow valuation model and testing the significant assumptions discussed above and underlying data used by the Company in its analyses for certain of the 14 reporting units evaluated using the quantitative assessment. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of certain assumptions selected by management in the determination of the fair values of certain of the 14 reporting units. We compared the significant assumptions used by management to current industry and economic trends, recent historical performance, and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in fair values that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.

Cleveland, Ohio
November 7, 2024

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2024 AND 2023
(Amounts in millions, except share amounts)

	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,261	$3,472
Trade accounts receivable—Net	1,381	1,230
Inventories—Net	1,876	1,616
Prepaid expenses and other	511	420
Total current assets	10,029	6,738
PROPERTY, PLANT AND EQUIPMENT—NET	1,488	1,255
GOODWILL	10,419	8,988
OTHER INTANGIBLE ASSETS—NET	3,446	2,747
OTHER NON-CURRENT ASSETS	204	242
TOTAL ASSETS	$25,586	$19,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$98	$71
Short-term borrowings—trade receivable securitization facility	486	349
Accounts payable	323	305
Dividends payable	4,216	—
Accrued and other current liabilities	1,216	854
Total current liabilities	6,339	1,579
LONG-TERM DEBT	24,296	19,330
DEFERRED INCOME TAXES	766	627
OTHER NON-CURRENT LIABILITIES	468	412
Total liabilities	31,869	21,948
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 61,904,833 and 60,995,513 at September 30, 2024 and September 30, 2023, respectively	1	1
Additional paid-in capital	2,819	2,440
Accumulated deficit	(7,362)	(2,621)
Accumulated other comprehensive loss	(42)	(98)
Treasury stock, at cost; 5,688,639 shares at September 30, 2024 and September 30, 2023, respectively	(1,706)	(1,706)
Total TD Group stockholders’ deficit	(6,290)	(1,984)
NONCONTROLLING INTERESTS	7	6
Total stockholders’ deficit	(6,283)	(1,978)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,586	$19,970
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Fiscal Years Ended September 30,
	2024	2023	2022
NET SALES	$7,940	$6,585	$5,429
COST OF SALES	3,268	2,743	2,330
GROSS PROFIT	4,672	3,842	3,099
SELLING AND ADMINISTRATIVE EXPENSES	980	780	748
AMORTIZATION OF INTANGIBLE ASSETS	161	139	136
INCOME FROM OPERATIONS	3,531	2,923	2,215
INTEREST EXPENSE—NET	1,286	1,164	1,076
REFINANCING COSTS	58	56	1
OTHER (INCOME) EXPENSE	(28)	(13)	11
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,215	1,716	1,127
INCOME TAX PROVISION	500	417	261
INCOME FROM CONTINUING OPERATIONS	1,715	1,299	866
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	1
NET INCOME	1,715	1,299	867
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	(1)	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$1,714	$1,298	$866
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$1,481	$1,260	$780
Earnings per share attributable to TD Group common stockholders:
Earnings per share from continuing operations—basic and diluted	$25.62	$22.03	$13.38
Earnings per share from discontinued operations—basic and diluted	—	—	0.02
Earnings per share	$25.62	$22.03	$13.40
Cash dividends declared per common share	$110.00	$—	$18.50
Weighted-average shares outstanding:
Basic and diluted	57.8	57.2	58.2
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Fiscal Years Ended September 30,
	2024	2023	2022
Net income	$1,715	$1,299	$867
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)
Net income attributable to TD Group	$1,714	$1,298	$866
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	181	137	(379)
Unrealized (losses) gains on derivatives	(124)	20	352
Pension and post-retirement benefit plans adjustment	(1)	12	8
Other comprehensive income (loss), net of tax, attributable to TD Group	56	169	(19)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$1,770	$1,467	$847
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2021	59,403,100	$1	$1,830	$(3,705)	$(248)	(4,198,226)	$(794)	$6	$(2,910)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Special dividends ($18.50 per share) and vested dividend equivalents declared	—	—	—	(1,045)	—	—	—	—	(1,045)
Accrued unvested dividend equivalents and other	—	—	—	(30)	—	—	—	—	(30)
Compensation expense recognized for employee stock options	—	—	151	—	—	—	—	—	151
Stock-based compensation activity	646,585	—	132	—	—	—	—	—	132
Stock repurchases under repurchase program	—	—	—	—	—	(1,490,413)	(912)	—	(912)
Net income attributable to TD Group	—	—	—	866	—	—	—	—	866
Foreign currency translation adjustment, net of tax	—	—	—	—	(379)	—	—	—	(379)
Unrealized gain on derivatives, net of tax	—	—	—	—	352	—	—	—	352
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	8	—	—	—	8
BALANCE—September 30, 2022	60,049,685	$1	$2,113	$(3,914)	$(267)	(5,688,639)	$(1,706)	$7	$(3,766)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(1)	(1)
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	112	—	—	—	—	—	112
Stock-based compensation activity	945,828	—	215	—	—	—	—	—	215
Net income attributable to TD Group	—	—	—	1,298	—	—	—	—	1,298
Foreign currency translation adjustment, net of tax	—	—	—	—	137	—	—	—	137
Unrealized gain on derivatives, net of tax	—	—	—	—	20	—	—	—	20
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	12	—	—	—	12
BALANCE—September 30, 2023	60,995,513	$1	$2,440	$(2,621)	$(98)	(5,688,639)	$(1,706)	$6	$(1,978)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Special dividends ($35.00 and $75.00 per share) and vested dividend equivalents declared	—	—	—	(6,368)	—	—	—	—	(6,368)
Accrued unvested dividend equivalents and other	—	—	—	(87)	—	—	—	—	(87)
Compensation expense recognized for employee stock options	—	—	134	—	—	—	—	—	134
Stock-based compensation activity	909,320	—	245	—	—	—	—	—	245
Net income attributable to TD Group	—	—	—	1,714	—	—	—	—	1,714
Foreign currency translation adjustment, net of tax	—	—	—	—	181	—	—	—	181
Unrealized loss on derivatives, net of tax	—	—	—	—	(124)	—	—	—	(124)
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	(1)	—	—	—	(1)
BALANCE—September 30, 2024	61,904,833	$1	$2,819	$(7,362)	$(42)	(5,688,639)	$(1,706)	$7	$(6,283)
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Fiscal Years Ended September 30,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$1,715	$1,299	$867
Income from discontinued operations, net of tax	—	—	(1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	129	116
Amortization of intangible assets and product certification costs	163	139	137
Amortization of debt issuance costs, original issue discount and premium	40	41	34
Amortization of inventory step-up	21	2	3
Amortization of loss contract reserves	(35)	(34)	(39)
Refinancing costs	58	56	1
Gain on sale of businesses, net	(11)	—	(7)
Non-cash stock and deferred compensation expense	217	157	184
Deferred income taxes	10	3	(22)
Foreign currency exchange losses (gains)	20	14	(40)
(Gain) loss on settlement of the Esterline Retirement Plan (the “ERP”)	—	(9)	22
Cash refund (contribution) for the ERP settlement, net	—	9	(16)
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(84)	(212)	(190)
Inventories	(104)	(261)	(134)
Income taxes (receivable) payable	(62)	168	58
Other assets	(60)	(44)	(56)
Accounts payable	(11)	12	58
Accrued interest	60	(45)	(21)
Accrued and other liabilities	(41)	(49)	(6)
Net cash provided by operating activities	2,045	1,375	948
INVESTING ACTIVITIES:
Capital expenditures	(165)	(139)	(119)
Acquisition of businesses, net of cash acquired	(2,347)	(762)	(437)
Other investing transactions	71	1	3
Net cash used in investing activities	(2,441)	(900)	(553)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	245	215	132
Dividends and dividend equivalent payments	(2,038)	(38)	(1,091)
Repurchases of common stock	—	—	(912)
Proceeds from issuance of senior secured notes, net	7,373	3,504	—
Repayments of senior secured notes	(4,400)	(1,122)	—
Repayments of senior subordinated notes, net	(550)	(1,459)	—
Repayment on revolving credit facility	—	—	(200)
Proceeds from trade receivable securitization facility, net	137	—	—
Proceeds from term loans, net	6,815	6,238	—
Repayment on term loans	(4,403)	(7,334)	(75)
Financing costs and other, net	(8)	(20)	(2)
Net cash provided by (used in) financing activities	3,171	(16)	(2,148)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	14	12	(33)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,789	471	(1,786)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,472	3,001	4,787
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,261	$3,472	$3,001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$1,158	$1,160	$1,057
Cash paid during the period for income taxes, net of refunds	$539	$260	$220
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED SEPTEMBER 30, 2024, 2023 AND 2022
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General Information
TransDigm Group Incorporated (“TD Group”), through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components that are critical to the safe and effective operation of nearly all commercial and military aircraft worldwide. Our products are represented in nearly every commercial and military aircraft in service today. TransDigm Inc., along with TransDigm Inc.’s direct and indirect wholly-owned operating subsidiaries (collectively, with TD Group, the “Company” or “TransDigm”), offers a broad range of proprietary aerospace products. TD Group has no significant assets or operations other than its 100% ownership of TransDigm Inc. TD Group’s common stock is listed on the New York Stock Exchange, or the NYSE, under the trading symbol “TDG.”
As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “Company”, “TD Group”, “TransDigm”, “we,” “our” or “us” refer to TransDigm Group Incorporated and its subsidiaries.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements were prepared in conformity with U.S. GAAP and include the accounts of TD Group and subsidiaries. Intercompany balances and transactions have been eliminated. Certain reclassifications to the consolidated financial statements and notes have been made to the prior year amounts to conform to the current year presentation, none of which are material.
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
Revenue Recognition – The Company recognizes revenue from contracts with customers using the five step model prescribed in ASC 606. A substantial portion of the Company's revenue is recorded at a point in time basis. Revenue is recognized from the sale of products or services when obligations under the terms of the contract are satisfied and control of promised goods or services have transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. Revenue is measured at the amount of consideration the Company expects to be paid in exchange for goods or services. Refer to Note 3, “Revenue Recognition,” for further information.
Shipping and Handling Costs – Shipping and handling costs are included in cost of sales in the consolidated statements of income.
Research and Development Costs – The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the fiscal years ended September 30, 2024, 2023 and 2022 was approximately $107 million, $105 million, and $95 million, respectively.
Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.
Allowance for Credit Losses – The Company's allowance for credit losses is the allowance for uncollectible accounts. The allowance for uncollectible accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. The Company’s method for developing its allowance for credit losses is based on historical write-off experience, the aging of receivables, an assessment of the creditworthiness of customers, economic conditions and other external market information. The allowance also incorporates a provision for the estimated impact of disputes with customers. All provisions for allowances for uncollectible accounts are included in selling and administrative expenses. The determination of the amount of the allowance for uncollectible accounts is subject to judgment and estimation by management and is also assessed individually at each operating unit by the operating unit’s management team. If circumstances change or economic conditions deteriorate or improve, the allowance for uncollectible accounts could increase or decrease. Refer to Note 5, “Trade Accounts Receivable,” for further information.
Inventories – Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average actual cost and the first-in, first-out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels, historical usage and future sales forecasts. Refer to Note 6, “Inventories,” for further information.

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
Property, plant and equipment is assessed for potential impairment whenever indicators of impairment are present by determining whether the carrying value of the property can be recovered through projected, undiscounted cash flows from future operations over the property’s remaining estimated useful life. Any impairment recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. No material impairments of long-lived assets were recorded in fiscal 2024, 2023 or 2022. Refer to Note 7, “Property, Plant and Equipment,” for further information.
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
For the interest rate swap, cap and collar agreements and the foreign currency forward contracts designated as cash flow hedges, the effective portion of the gain or loss from the financial instruments is reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap, cap and collar agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense-net in the consolidated statements of income. As the foreign currency forward exchange contracts are used to manage foreign currency exposure primarily arising from sales to third parties, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in net sales in the consolidated statements of income. The cash flows from settled contracts are recognized in net cash provided by operating activities in the consolidated statements of cash flows. Refer to Note 19, “Derivatives and Hedging Activities,” for further information.
Business Combinations – In accordance with ASC 805, “Business Combinations,” the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed were recognized as goodwill. The valuations of the acquired assets and liabilities assumed will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of estimates and assumptions which may be significant, including assumptions with respect to future cash inflows and outflows, revenue growth rates and EBITDA margins, discount rates, customer attrition rates, royalty rates, asset lives and market multiples, among other items. These assumptions are forward looking and could be affected by future economic and market conditions. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so.

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
We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for all or selected reporting units. If, after completing this assessment, it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative test. We may also elect to perform a quantitative test instead of a qualitative assessment for any or all of our reporting units. In this application, the definition of “more-likely-than-not” is interpreted as a likelihood of more than 50%. For the quantitative test, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the estimated fair value is less than the current carrying value, impairment of goodwill of the reporting unit may exist. The assumptions used in the discounted cash flow valuation model for impairment testing includes discount rates, revenue growth rates and EBITDA margins, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology.
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
The Company had 50 reporting units with goodwill and 47 reporting units with indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2024, the date of the annual impairment test. The Company identified 14 reporting units to test for impairment using a quantitative test for both goodwill and indefinite-lived intangible assets. Of the 14 reporting units selected for quantitative testing, six reporting units primarily were either a recent acquisition or met certain criteria determined by management. For the remaining eight reporting units, the Company elected to bypass the qualitative analysis and perform a quantitative test considering the length of time since the last determination of baseline fair values. The estimated fair values of each of these reporting units and other indefinite-lived intangible assets were in excess of their respective carrying values. Sensitivity analyses were performed around certain of these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. As a result of the impairment testing performed as of the first day of the fourth quarter, no indefinite-lived intangible assets or goodwill was determined to be impaired. As economic and market conditions have not changed significantly since the first day of the fourth quarter, this conclusion remains appropriate as of September 30, 2024.
The Company assesses the recoverability of its amortizable intangible assets only when indicators of impairment are present by determining whether the carrying value can be recovered through projected, undiscounted cash flows from future operations over their remaining lives. Amortization of amortizable intangible assets is computed using the straight-line method over the following general estimated useful lives: technology from 20 to 22 years, order backlog from 1 to 3 years, customer relationships over 20 years and other intangible assets over 20 years. No indicators of impairment on the amortizable intangible assets were identified in fiscal 2024, 2023 or 2022.
Stock-Based Compensation – The Company records stock-based compensation expense using the Black-Scholes pricing model based on certain valuation assumptions. Compensation expense is recorded over the vesting periods of the stock options, adjusted for expected forfeitures. The Company has classified stock-based compensation primarily within selling and administrative expenses to correspond with the classification of employees that receive stock option grants. The Company also evaluates any subsequent changes to the respective option holders terms under the modification rules of ASC 718. If determined to be a modification, the Black-Scholes pricing model is updated as of the date of the modification resulting in a cumulative catch up to expense, if necessary. Refer to Note 16, “Stock-Based Compensation,” for further information.

Income Taxes – The provision for income taxes is calculated using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax effect of temporary differences between the financial statement carrying amount of assets and liabilities and the amounts used for income tax purposes and for certain changes in valuation allowances. Valuation allowances are recorded to reduce certain deferred tax assets when, in our estimation, it is more likely than not that a tax benefit will not be realized. We recognize uncertain tax positions when we have determined it is more likely than not that a tax position will be sustained upon examination. However, new information may become available, or applicable laws or regulations may change, thereby resulting in a favorable or unfavorable adjustment to amounts recorded. Taxes related to Global Intangible Low-Taxed Income (“GILTI”) are treated as a current period expense when incurred. Refer to Note 12, “Income Taxes,” for further information.
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
Foreign Currency Translation and Transactions – The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average monthly exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from translation of financial statements, including gains and losses from certain intercompany transactions, are accumulated as a separate component of other comprehensive income (loss) for the period. Foreign currency losses or (gains) recognized in cost of sales on the consolidated statements of income from changes in exchange rates were $20 million, $14 million and $(40) million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
Earnings per Share – Earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in cash dividends (“participating securities”). Our vested stock options are considered “participating securities” because they include non-forfeitable rights to cash dividends. In applying the two-class method, earnings are allocated to both common shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method. Contingently issuable shares are not included in earnings per share until the period in which the contingency is satisfied. Refer to Note 4, “Earnings Per Share,” for further information.
New Accounting Pronouncements Issued
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

2.    ACQUISITIONS
Raptor Scientific – On July 31, 2024, the Company acquired all the outstanding stock of Raptor Scientific for approximately $647 million in cash. The acquisition was financed through existing cash on hand. Raptor Scientific is a leading global manufacturer of complex test and measurement solutions primarily serving the aerospace and defense end markets. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Raptor Scientific are included within TransDigm's Airframe segment.
As of September 30, 2024, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of Raptor Scientific are subject to adjustment until the end of the respective measurement period.
The Company accounted for the acquisition of Raptor Scientific using the acquisition method of accounting and included the results of operations of the acquisition in its consolidated financial statements from the effective date of the acquisition. The purchase price was allocated to identifiable assets and liabilities based on information available at the date of acquisition. The allocation of the purchase price is preliminary and will likely change in future periods, perhaps materially, as fair value estimates of the assets acquired, particularly intangible assets and liabilities assumed are finalized. Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the fiscal years ended September 30, 2024 or September 30, 2023 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the acquisition of Raptor Scientific as of the July 31, 2024 acquisition date is summarized in the table below (in millions):

Assets acquired (excluding cash):
Trade accounts receivable	$9
Inventories	22
Prepaid expenses and other	4
Property, plant and equipment	2
Goodwill	426	(1)
Other intangible assets	197	(1)
Other non-current assets	5
Total assets acquired (excluding cash)	665
Liabilities assumed:
Accounts payable	1
Accrued and other current liabilities	13
Other non-current liabilities	4
Total liabilities assumed	18
Net assets acquired	$647

(1)Based on the preliminary allocation of the net assets acquired, all of the approximately $426 million of goodwill and $197 million of other intangible assets recognized for the acquisition is expected to be deductible for tax purposes.
CPI's Electron Device Business – On June 6, 2024, the Company acquired all the outstanding stock of the Electron Device Business of Communications & Power Industries (“CPI's Electron Device Business”) for approximately $1,385 million in cash. The acquisition was financed through existing cash on hand, inclusive of a portion of the cash proceeds from the new long-term debt issued during the first quarter of fiscal 2024 (refer to Note 10, “Debt,” for further disclosure of the aforementioned debt issuances). CPI’s Electron Device Business is a leading global manufacturer of electronic components and subsystems primarily serving the aerospace and defense market. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of CPI’s Electron Device Business are included within TransDigm's Power & Control segment.
As of September 30, 2024, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of CPI's Electron Device Business are subject to adjustment until the end of the respective measurement period, including those related to deferred taxes and income taxes.

The Company accounted for the acquisition of CPI's Electron Device Business using the acquisition method of accounting and a third-party valuation appraisal and included the results of operations of the acquisition in its consolidated financial statements from the effective date of the acquisition. The total purchase price was allocated to identifiable assets and liabilities based upon the respective fair value at the date of acquisition. The Company utilized both the cost and market approaches to value property, plant and equipment, which consider external transactions and other comparable transactions, estimated replacement and reproduction costs, and estimated useful lives and consideration for physical, functional and economic obsolescence. The fair values of acquired intangibles are determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. Certain assumptions include the discount rates and other assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions.
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the fiscal years ended September 30, 2024 or September 30, 2023 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the acquisition of CPI's Electron Device Business as of the June 6, 2024 acquisition date is summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$40	$—	$40
Inventories	81	(1)	80
Prepaid expenses and other	64	—	64
Property, plant and equipment	137	32	169
Goodwill	844	(97)	747	(1)
Other intangible assets	368	141	509	(1)
Other non-current assets	15	(14)	1
Total assets acquired (excluding cash)	1,549	61	1,610
Liabilities assumed:
Accounts payable	18	(1)	17
Accrued and other current liabilities	45	17	62
Deferred income taxes	89	55	144
Other non-current liabilities	12	(10)	2
Total liabilities assumed	164	61	225
Net assets acquired	$1,385	$—	$1,385

(1)None of the approximately $747 million of goodwill and $509 million of other intangible assets recognized for the acquisition is expected to be deductible for tax purposes.
(2)Measurement period adjustments primarily related to the adjustments in the fair values of the acquired property, plant and equipment and other intangible assets from the third-party valuation and related impact on deferred income taxes. The offset to the measurement period adjustments was to goodwill.
SEI Industries LTD – On May 21, 2024, the Company acquired all the outstanding stock of SEI Industries LTD (“SEI”) for approximately $171 million in cash, which included a working capital settlement of $1 million. The acquisition was financed through existing cash on hand. SEI, located in Delta, British Columbia, Canada, is a leading provider of highly engineered products for aerial firefighting and other liquid transportation solutions, such as remote refueling, for both the commercial and defense aerospace end markets. The products are primarily proprietary with significant aftermarket content. SEI's operating results are presented within TransDigm's Airframe segment.
As of September 30, 2024, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of SEI are subject to adjustment until the end of the respective measurement period.

The Company accounted for the SEI acquisition using the acquisition method of accounting and a third-party valuation appraisal and included the results of operations of the acquisition in its consolidated financial statements from the effective date of the acquisition. The total purchase price was allocated to identifiable assets and liabilities based upon the respective fair value at the date of acquisition. The fair values of acquired intangibles are determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. Certain assumptions include the discount rates and other assumptions that form the basis of the forecasted results of the acquired business including revenue, EBITDA, growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions.
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the fiscal years ended September 30, 2024 or September 30, 2023 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the SEI acquisition as of the May 21, 2024 acquisition date is summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$2	$2	$4
Inventories	11	—	11
Prepaid expenses and other	—	1	1
Property, plant and equipment	1	—	1
Goodwill	109	(6)	103	(1)
Other intangible assets	68	7	75	(1)
Total assets acquired (excluding cash)	191	4	195
Liabilities assumed:
Accounts payable	1	1	2
Accrued and other current liabilities	1	—	1
Deferred income taxes	19	2	21
Total liabilities assumed	21	3	24
Net assets acquired	$170	$1	$171

(1)None of the approximately $103 million of goodwill and $75 million of other intangible assets recognized for the acquisition is expected to be deductible for tax purposes.
(2)Measurement period adjustments primarily related to the adjustments in the fair values of the other intangible assets from the third-party valuation. The offset to the measurement period adjustments was to goodwill.
FPT Industries LLC – On March 1, 2024, the Company acquired all the outstanding stock of FPT Industries LLC (“FPT”) for approximately $57 million in cash. The acquisition was financed through existing cash on hand. FPT, which has facilities in the United Kingdom and Alabama, designs and manufactures an extensive range of specialist fuel tanks and flotation systems for both the commercial and defense aerospace end markets. The products are primarily proprietary with significant aftermarket content. FPT's operating results are presented within TransDigm's Airframe segment.
The Company accounted for the FPT acquisition using the acquisition method of accounting and included the results of operations of the acquisition in its consolidated financial statements from the effective date of the acquisition. As of September 30, 2024, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of FPT are subject to adjustment until the end of the respective measurement period. The Company expects that $9 million of the approximately $34 million of goodwill recognized for the acquisition will be deductible for tax purposes over 15 years. The Company expects that none of the approximately $19 million of other intangible assets recognized for the acquisition will be deductible for tax purposes.
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the fiscal years ended September 30, 2024 or September 30, 2023 are not material and, accordingly, are not provided.

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
Pro forma net sales and results of operations for the Calspan acquisition had it occurred at the beginning of the fiscal year ended September 30, 2023 are not material and, accordingly, are not provided.
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

The fiscal 2024 acquisitions of Raptor Scientific, CPI's Electron Device Business, SEI and FPT and fiscal 2023 acquisition of Calspan completed by the Company strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase prices paid reflect the current EBITDA As Defined and cash flows, as well as the future EBITDA As Defined and cash flows expected to be generated by the businesses, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years. Acquisition transaction-related expenses in fiscal 2024, 2023 and 2022 totaled approximately $33 million, $6 million and $4 million, respectively. These costs are included in selling and administrative expenses in the consolidated statements of income.
Extant Aerospace Acquisitions – For the fiscal year ended September 30, 2024, the Company's Extant Aerospace subsidiary, which is included within TransDigm’s Power & Control segment, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines (collectively, referred to herein as the “Extant Aerospace product line acquisitions”), each meeting the definition of a business, for a total purchase price of $86 million. The Company accounted for the acquisitions using the acquisition method of accounting and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $39 million of goodwill and $22 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years.
For the fiscal year ended September 30, 2023, the Company's Extant Aerospace subsidiary, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $24 million. The Company accounted for the acquisitions using the acquisition method of accounting and included the results of operations of the acquisitions in its consolidated financial statements from the effective date of each acquisition. All of the approximately $12 million of goodwill and $6 million of other intangible assets recognized for the acquisitions is deductible for tax purposes over 15 years.
Pro forma net sales and results of operations for the Extant Aerospace product line acquisitions, had they occurred at the beginning of the fiscal years ended September 30, 2024, September 30, 2023 or September 30, 2022 are not material and, accordingly, are not provided.
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
In fiscal 2024, 2023 and 2022, no customer individually accounted for 10% or more of the Company’s net sales.
Net sales to foreign customers, primarily in Western Europe, Canada and Asia, were $2.9 billion, $2.3 billion and $1.9 billion during the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
We have elected to adopt the practical expedient to not disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied as of the end of the reporting period for performance obligations that are part of a contract with an original expected duration of one year or less.
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

	September 30, 2024	September 30, 2023
Contract assets, current (1)	$270	$191
Contract assets, non-current (2)	31	1
Total contract assets	301	192
Contract liabilities, current (3)	168	79
Contract liabilities, non-current (4)	9	8
Total contract liabilities	177	87
Net contract assets	$124	$105

(1)Included in prepaid expenses and other on the consolidated balance sheets.
(2)Included in other non-current assets on the consolidated balance sheets.
(3)Included in accrued and other current liabilities on the consolidated balance sheets.
(4)Included in other non-current liabilities on the consolidated balance sheets.
The increase in the Company's current contract assets at September 30, 2024 compared to September 30, 2023 is primarily due to the acquisitions of CPI's Electron Device Business and Raptor Scientific and also the timing and status of work in process and/or milestones of certain contracts. The increase in non-current contract assets is attributable to expected customer billing of certain contracts exceeding one year from September 30, 2024. The increase in the Company's current contract liabilities at September 30, 2024 compared to September 30, 2023 is primarily due to the acquisitions of CPI's Electron Device Business and Raptor Scientific and also receipt of advance payments. For the fiscal year ended September 30, 2024, the revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was approximately $58 million.
Refer to Note 15, “Segments,” for disclosures related to the disaggregation of revenue.

4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Fiscal Years Ended September 30,
	2024	2023	2022
Numerator for earnings per share:
Income from continuing operations	$1,715	$1,299	$866
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)
Net income from continuing operations attributable to TD Group	1,714	1,298	865
Less: Dividends declared or paid on participating securities	(233)	(38)	(86)
Income from discontinued operations, net of tax	—	—	1
Net income applicable to TD Group common stockholders—basic and diluted	$1,481	$1,260	$780
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	55.8	54.9	54.8
Vested options deemed participating securities	2.0	2.3	3.4
Total shares for basic and diluted earnings per share	57.8	57.2	58.2

Earnings per share from continuing operations—basic and diluted	$25.62	$22.03	$13.38
Earnings per share from discontinued operations—basic and diluted	—	—	0.02
Earnings per share	$25.62	$22.03	$13.40

5.    TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable consist of the following (in millions):

	September 30, 2024	September 30, 2023
Trade accounts receivable—gross	$1,413	$1,261
Allowance for uncollectible accounts	(32)	(31)
Trade accounts receivable—Net	$1,381	$1,230
At September 30, 2024, none of our customers individually accounted for greater than 10% of the Company’s trade accounts receivable-gross. In addition, approximately 39% of the Company’s trade accounts receivable-gross was due from entities that operate principally outside of the United States – primarily in Western Europe, Canada and Asia. Credit is extended based on an evaluation of each customer’s financial condition and collateral is generally not required.
Refer to Note 1, “Summary of Significant Accounting Policies,” for additional information regarding the Company’s allowance for uncollectible accounts.
6.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2024	September 30, 2023
Raw materials and purchased component parts	$1,314	$1,144
Work-in-progress	508	455
Finished goods	290	226
Total	2,112	1,825
Reserves for excess and obsolete inventory	(236)	(209)
Inventories—Net	$1,876	$1,616

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2024	September 30, 2023
Land and improvements	$186	$119
Buildings and improvements	733	567
Machinery, equipment and other	1,445	1,334
Construction-in-progress	141	105
Total	2,505	2,125
Accumulated depreciation	(1,017)	(870)
Property, plant and equipment—Net	$1,488	$1,255
8.    INTANGIBLE ASSETS
Other intangible assets–net in the consolidated balance sheets consist of the following at September 30 (in millions):

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,165	$—	$1,165	$1,019	$—	$1,019
Technology	2,510	1,003	1,507	2,124	888	1,236
Order backlog	61	13	48	7	6	1
Customer relationships	895	175	720	623	136	487
Other	12	6	6	9	5	4
Total	$4,643	$1,197	$3,446	$3,782	$1,035	$2,747
As disclosed in Note 2, “Acquisitions,” the estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting and is subject to adjustment upon completion of the third-party valuation for certain acquisitions. Material adjustments may occur. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the fiscal year ended September 30, 2024 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$1,349
Trademarks and trade names	142
	1,491
Intangible assets subject to amortization:
Technology	366	20 years
Order backlog	56	1 to 3 years
Customer relationships	258	20 years
	680
Total	$2,171
Information regarding the amortization expense of amortizable intangible assets is detailed below (in millions):
Annual Amortization Expense:

Fiscal Years Ended September 30,
2024	$161
2023	139
2022	136

Estimated Amortization Expense:

Fiscal Years Ended September 30,
2025	$196
2026	179
2027	169
2028	164
2029	160
The following is a summary of changes in the carrying value of goodwill by segment for the fiscal years ended September 30, 2023 and 2024 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2022	$4,155	$4,393	$93	$8,641
Goodwill acquired during the period (Note 2)	12	244	—	256
Purchase price allocation adjustments	4	3	—	7
Currency translation adjustments and other	23	61	—	84
Balance at September 30, 2023	4,194	4,701	93	8,988
Goodwill acquired during the period (Note 2)	786	563	—	1,349
Purchase price allocation adjustments (1)	—	35	—	35
Currency translation adjustments and other	40	7	—	47
Balance at September 30, 2024	$5,020	$5,306	$93	$10,419

(1)Primarily related to opening balance sheet adjustments recorded from the fiscal 2023 acquisition of Calspan. Refer to Note 2, “Acquisitions,” for further information.
9.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in millions):

	September 30, 2024	September 30, 2023
Compensation and related benefits	$256	$217
Interest	185	125
Dividend equivalent payments, current (Note 16)	180	19
Contract liabilities, current (Note 3)	168	79
Income taxes payable, current	108	138
Loss contract reserves	50	42
Product warranties	36	28
Environmental and other litigation reserves	27	16
Current operating lease liabilities (Note 17)	19	16
Foreign currency forward exchange contracts (Note 19)	1	5
Other	186	169
Accrued and other current liabilities	$1,216	$854

10.    DEBT
The Company’s debt consists of the following (in millions):

	September 30, 2024
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$487	$(1)	$—	$486
Term loans	$8,702	$(25)	$(35)	$8,642
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(9)	—	2,641
6.75% secured notes due 2028 (“2028 Secured Notes”)	2,100	(15)	(8)	2,077
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(6)	—	1,194
6.375% secured notes due 2029 (“2029 Secured Notes”)	2,750	(22)	(1)	2,727
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(4)	—	746
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(12)	—	1,438
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(9)	(7)	984
6.625% secured notes due 2032 (“2032 Secured Notes”)	2,200	(20)	—	2,180
6.00% secured notes due 2033 (“2033 Secured Notes”)	1,500	(14)	—	1,486
Government refundable advances	17	—	—	17
Finance lease obligations	262	—	—	262
	24,581	(136)	(51)	24,394
Less: current portion	99	(1)	—	98
Long-term debt	$24,482	$(135)	$(51)	$24,296

	September 30, 2023
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$350	$(1)	$—	$349
Term loans	$6,249	$(22)	$(48)	$6,179
6.25% secured notes due 2026 (“2026 Secured Notes”)	4,400	(25)	2	4,377
7.50% senior subordinated notes due 2027 (“7.50% 2027 Notes”)	550	(2)	—	548
5.50% 2027 Notes	2,650	(12)	—	2,638
2028 Secured Notes	2,100	(19)	(10)	2,071
4.625% 2029 Notes	1,200	(7)	—	1,193
4.875% 2029 Notes	750	(5)	—	745
2030 Secured Notes	1,450	(14)	—	1,436
Government refundable advances	21	—	—	21
Finance lease obligations	193	—	—	193
	19,563	(106)	(56)	19,401
Less: current portion	71	—	—	71
Long-term debt	$19,492	$(106)	$(56)	$19,330

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
The Company capitalized $10 million in debt issuance costs associated with the Tranche J term loans during the fiscal year ended September 30, 2024.
In the third quarter of fiscal 2024, the remaining $997 million of existing Tranche J term loans were refinanced. Refer to the section below, “Amendment No. 16 Loan Modification Agreement and Refinancing Facility Agreement” for further information.
Issuance of $1,000 million of Senior Secured Notes due 2031 – On November 28, 2023, the Company entered into a purchase agreement in connection with a private offering of $1,000 million in aggregate principal amount of 7.125% senior secured notes due 2031 at an issue price of 99.25% of the principal amount, which represents an approximately $8 million discount. The 2031 Secured Notes were issued pursuant to an indenture, dated as of November 28, 2023, amongst TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The 2031 Secured Notes are guaranteed, on a senior secured basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The 2031 Secured Notes and guarantees rank equally in right of payment with all of TransDigm’s and the guarantors’ existing and future senior indebtedness, senior in right of payment to any of TransDigm’s and the guarantors’ existing and future indebtedness that is, by its terms, expressly subordinated in right of payment to the 2031 Secured Notes and guarantees, and structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries. The Company used the proceeds of the offering of the 2031 Secured Notes, along with the proceeds from the Tranche J term loans further described above, together with cash on hand, primarily to fund the acquisition of CPI's Electron Device Business completed during the third quarter of fiscal 2024 (see Note 2, “Acquisitions,” for further information).
The 2031 Secured Notes bear interest at a rate of 7.125% per annum, which accrues from November 28, 2023 and is payable in arrears on June 1st and December 1st of each year, commencing on June 1, 2024. The 2031 Secured Notes mature on December 1, 2031, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the indenture.
The Company capitalized $10 million in debt issuance costs associated with the 2031 Secured Notes during the fiscal year ended September 30, 2024.
Second Quarter of Fiscal 2024 Activity
Amendment No. 14 and Incremental Revolving Credit Assumption Agreement – On February 27, 2024, the Company entered into Amendment No. 14 and Incremental Revolving Credit Assumption Agreement (herein, “Amendment No. 14”) to the Credit Agreement. Under the terms of Amendment No. 14, the Company, among other things, refinanced its revolving credit facility to (i) extend the maturity date from May 2026 to February 2029; (ii) increased the total commitments capacity thereunder from $810 million to $910 million; and (iii) decreased the applicable interest rate to Term SOFR plus 2.25% compared to Term SOFR plus 2.50% applicable prior to Amendment No. 14. As of September 30, 2024, the borrowings available under the revolving commitments were $843 million.
The Company capitalized $1 million in debt issuance costs and wrote-off $3 million in unamortized debt issuance costs associated with Amendment No. 14 during the fiscal year ended September 30, 2024.
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
The Company capitalized approximately $20 million and $21 million in debt issuance costs associated with the $2,200 million 2029 Secured Notes and the 2032 Secured Notes, respectively, during the fiscal year ended September 30, 2024.
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
The Company expensed approximately $5 million in refinancing costs associated with the refinancing during the fiscal year ended September 30, 2024. Additionally, the Company wrote-off $2 million of original issue discount associated with Amendment No. 15 during the fiscal year ended September 30, 2024.
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
The Company recorded refinancing costs of $19 million, consisting primarily of the write-off of $21 million in unamortized debt issuance costs, slightly offset by the write-off of unamortized premium of $2 million during the fiscal year ended September 30, 2024 in conjunction with the redemption of the 2026 Secured Notes.
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

The Company capitalized $5 million in debt issuance costs associated with the $550 million 2029 Secured Notes during the fiscal year ended September 30, 2024.
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
The Company wrote off $2 million in unamortized debt issuance costs during the fiscal year ended September 30, 2024 in conjunction with the redemption of the 7.50% 2027 Notes.
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
The Company capitalized $3 million in debt issuance costs associated with the refinancing during the fiscal year ended September 30, 2024. Additionally, the Company wrote-off $14 million in unamortized debt issuance costs and $12 million of original issue discount associated with Amendment No. 16 during the fiscal year ended September 30, 2024.
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
The Company drew $100 million and $37 million available under the Securitization Facility in December 2023 and July 2024, respectively. As of September 30, 2024, the total drawn on the Securitization Facility is $487 million. For the fiscal years ended September 30, 2024 and 2023, the applicable interest rate was 6.73% and 6.95%, respectively. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Fourth Quarter of Fiscal 2024 Activity
Issuance of $1,500 million of Senior Secured Notes due 2033 – On September 19, 2024, the Company entered into a purchase agreement in connection with a private offering of $1,500 million in aggregate principal amount of 6.00% senior secured notes due 2033 (the “2033 Secured Notes”) at an issue price of 100% of the principal amount. The 2033 Secured Notes were issued pursuant to an indenture, dated as of September 19, 2024, amongst TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The 2033 Secured Notes are guaranteed, on a senior secured basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The 2033 Secured Notes and guarantees rank equally in right of payment with all of TransDigm’s and the guarantors’ existing and future senior indebtedness, senior in right of payment to any of TransDigm’s and the guarantors’ existing and future indebtedness that is, by its terms, expressly subordinated in right of payment to the 2033 Secured Notes and related guarantees, and structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries.
The Company capitalized approximately $14 million in debt issuance costs associated with the 2033 Secured Notes during the fiscal year ended September 30, 2024.

Amendment No. 17 and Incremental Term Loan Assumption Agreement – On September 19, 2024, the the Company entered into Amendment No. 17 and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 17”) to the Credit Agreement. Under the terms of Amendment No. 17, the Company, among other things, issued $1,500 million in Tranche L term loans maturing January 19, 2032. The Tranche L term loans bore interest at a rate of Term SOFR plus 2.50%. The Tranche L term loans were issued at a discount of 0.25%, or approximately $4 million. The Tranche L term loans were fully drawn on September 19, 2024 and the other terms and conditions that apply to the Tranche L term loans are substantially the same as the terms and conditions that apply to the term loans immediately prior to Amendment No. 17.
The Company capitalized approximately $12 million in debt issuance costs associated with Amendment No. 17 during the fiscal year ended September 30, 2024.
The proceeds from both fourth quarter of fiscal 2024 issuances were used, along with existing cash on hand, to fund a $75.00 special dividend declaration on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans.
Subsequent Event – Trade Receivable Securitization Facility – The Company drew the remaining $162.5 million available under the Securitization Facility in October 2024.
Government Refundable Advances
Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of September 30, 2024 and 2023, the outstanding balance of these advances were $17 million and $21 million, respectively.
Obligations under Finance Leases
The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $262 million and $193 million at September 30, 2024 and 2023, respectively. The increase in fiscal 2024 is primarily attributable to the leases assumed from the acquisition of CPI’s Electron Device Business in the third quarter of fiscal 2024 and certain new leases of facilities and amendments to previous agreements qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 17, “Leases,” for further disclosure of the Company’s lease obligations.
Senior Secured Term Loans Facility
As of September 30, 2024, TransDigm had $8,702 million in fully drawn term loans (the “Term Loans Facility”), $910 million in revolving commitments, of which $843 million was available to the Company, subject to an interest rate of 2.25% per annum. As of September 30, 2023, TransDigm had $6,249 million in fully drawn term loans, $810 million in revolving commitments, of which $755 million was available to the Company, subject to an interest rate of 2.50% per annum. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum for both fiscal 2024 and 2023. The total fees incurred on the unused portion of the revolving commitments were not material in fiscal 2024 or fiscal 2023.

Term Loans Facility	Maturity Date	Interest Rate under Term Loans Facility	Aggregate Principal as of September 30,
			2024	2023
Tranche H (1)	February 22, 2027	Term SOFR plus 3.25%	$—	$1,713
Tranche I	August 24, 2028	Term SOFR plus 2.75%	$1,871	$4,536
Tranche J	February 28, 2031	Term SOFR plus 2.50%	$3,632	$—
Tranche K	March 22, 2030	Term SOFR plus 2.75%	$1,699	$—
Tranche L	January 19, 2032	Term SOFR plus 2.50%	$1,500	$—

(1)As previously disclosed within this note, during fiscal 2024, Tranche H was replaced by Tranche K.
The interest rates per annum applicable to the loans under the Term Loans Facility are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-months thereafter (in each case, subject to the availability thereof), interest periods chosen by TransDigm, in each case, plus an applicable margin percentage. The adjusted Term SOFR related to the existing term loans are not subject to a floor. Refer to Note 19, “Derivatives and Hedging Activities,” for information about how our interest rate swaps, cap and collar agreements are used to hedge and offset, respectively, the variable interest rates on the Term Loans Facility.

Secured Notes
TransDigm Inc.’s 2028 Secured Notes are jointly and severally guaranteed, on a senior basis, by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable indentures. The 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes and 2033 Secured Notes (collectively with the 2028 Secured Notes, the “Secured Notes”) are guaranteed on a senior secured basis by TD Group and each of TransDigm Inc.’s direct and indirect Restricted Subsidiaries (as defined in the applicable indenture) that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital market indebtedness of TransDigm Inc. or any of the guarantors in an aggregate principal amount of at least $200 million. As of the date of this Form 10-K, the guarantors of the 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes and 2033 Secured Notes are the same as the guarantors of the 2028 Secured Notes. The Secured Notes contain restrictive covenants that are substantially similar to many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the Secured Notes.
Subordinated Notes
TransDigm Inc.'s 5.50% 2027 Notes, 4.625% 2029 Notes, and 4.875% 2029 Notes (collectively, the “Subordinated Notes”) are jointly and severally guaranteed, on a senior subordinated basis, by TD Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable indentures. The Subordinated Notes contain restrictive covenants that are substantially similar to many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the Subordinated Notes.
Debt Repayment Schedule
At September 30, 2024, future maturities of long-term debt (excluding finance leases) are as follows (in millions), refer to Note 17, “Leases,” for future maturities of finance leases:

Fiscal Years Ended September 30,
2025	$93
2026	92
2027	92
2028	6,637
2029	4,768
Thereafter	12,637
Total	$24,319

11.    RETIREMENT PLANS
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
The components of net periodic pension benefit cost (income) for the pension plans at the end of each fiscal year consisted of the following (in millions):

	Defined Benefit Pension Plans
	2024		2023		2022
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Service cost	$—	$2	$—	$2	$—	$3
Interest cost	1	8	1	7	4	4
Expected return on plan assets	(1)	(7)	—	(7)	(6)	(7)
Amortization of net loss	—	—	—	1	—	1
Settlement (gain) loss (1)	—	—	(9)	—	22	—
Net periodic pension benefit cost (income)	$—	$3	$(8)	$3	$20	$1

(1)    Effective June 30, 2021, the Company terminated the Esterline Retirement Plan (the “ERP”) in accordance with regulatory requirements. Pension obligations were distributed through a combination of lump sum payments (using existing plan assets) to eligible plan participants and the purchase of a group annuity contract in fiscal 2022. During the third quarter of fiscal 2022, the Company transferred the remaining benefit obligations to an insurance company to purchase a group annuity contract. In connection with the transfer, a settlement loss of approximately $22 million was recorded as a component of other (income) expense in the consolidated statements of income in fiscal 2022. Upon the finalization of the group annuity purchase funding during fiscal 2023, a settlement (gain) of approximately $(9) million was recorded as a component of other (income) expense in the consolidated statements of income in fiscal 2023. No settlement (gain) or loss was recorded in fiscal 2024.
Net periodic pension benefit cost for the post-retirement pension plans was less than $1 million for each of the fiscal years ended 2024, 2023 and 2022, respectively. The components of net periodic pension benefit cost other than service cost are included in other (income) expense in the consolidated statements of income. The changes in benefit obligations and plan assets, funded status and amounts recognized in the consolidated balance sheets and accumulated other comprehensive loss for the post-retirement plans at September 30, 2024 and 2023 were not material.

The changes in benefit obligations and plan assets, funded status and amounts recognized in the consolidated balance sheets and accumulated other comprehensive loss for pension plans at September 30, 2024 and 2023, were as follows (in millions):

	Defined Benefit Pension Plans
	September 30, 2024		September 30, 2023
	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Pension Plans	Non-U.S. Pension Plans
Benefit Obligations
Beginning balance	$12	$144	$15	$148
Currency translation adjustment	—	5	—	8
Service cost	—	2	—	2
Interest cost	1	8	1	7
Actuarial loss (gain)	—	15	(1)	(13)
Plan amendments	—	3	—	—
Benefits paid	(1)	(9)	(3)	(8)
Ending balance	$12	$168	$12	$144
Plan Assets - Fair Value
Beginning balance	$8	$139	$9	$133
Currency translation adjustment	—	5	—	6
Realized and unrealized gain on plan assets	1	25	11	6
Company contributions (refunds)	1	5	(9)	2
Benefits paid	(1)	(9)	(3)	(8)
Ending balance	$9	$165	$8	$139
Funded Status
Fair value of plan assets	$9	$165	$8	$139
Benefit obligations	(12)	(168)	(12)	(144)
Net amount recognized	$(3)	$(3)	$(4)	$(5)
Amount Recognized on Consolidated Balance Sheets
Other non-current assets	$—	$13	$—	$12
Accrued and other current liabilities	—	—	(1)	—
Other non-current liabilities	(3)	(16)	(3)	(17)
Net amount recognized	$(3)	$(3)	$(4)	$(5)
Amounts Recognized in Accumulated Other Comprehensive Loss (Income)
Net loss (gain)	$1	$(1)	$1	$1
Prior service cost	—	4	—	1
Ending balance	$1	$3	$1	$2
The accumulated benefit obligation for all pension plans was $175 million and $152 million as of September 30, 2024 and September 30, 2023, respectively.
Estimated future benefit payments expected to be paid from the pension and post-retirement pension plans or from the Company’s assets are as follows (in millions):

Fiscal Years Ended September 30,
2025	$12
2026	12
2027	12
2028	13
2029	13
2030 - 2034	66
The expected funding requirement in fiscal 2025 for the non-U.S. pension plans and the U.S. pension plans maintained by the Company is not material.

	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans
Principal assumptions as of year end	2024	2023	2024	2023
Discount rate	5.20%	5.25%	4.74%	5.56%
Rate of increase in future compensation levels	N/A (1)	N/A (1)	3.24%	3.19%
Assumed long-term rate of return on plan assets	6.00%	5.37%	5.42%	5.41%

(1)As a result of the plan freeze to the ERP during fiscal 2021, for all future benefit accruals and participation by new or rehired employees on or after January 1, 2021, the assumed rate of increase in future compensation levels was not applicable as of September 30, 2024 and 2023, as pay increases are not valued once a defined benefit pension plan is frozen. The ERP settlement occurred in fiscal 2022.
The Company uses discount rates developed from a yield curve established from high-quality corporate bonds and matched to plan-specific projected benefit payments. Although future changes to the discount rate and expected return on assets are unknown, had the discount rate and expected return on assets increased or decreased by 25 basis points, the impact on the fiscal 2024 net periodic benefit cost is not material. Management is not aware of any legislative or other initiatives or circumstances that will significantly impact the Company’s pension obligations in fiscal 2025.
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
Allocations by investment type are as follows:

		Actual
Plan assets allocation as of fiscal year end	Target	2024	2023
Return-seeking assets (e.g., equity securities and real estate)	35% - 55%	46.0%	42.7%
Fixed-income securities (e.g., debt securities)	45% - 65%	53.8%	56.0%
Cash	0%	0.2%	1.3%
Total		100.0%	100.0%

The following table presents the fair value of the Company’s pension plan assets as of September 30, 2024 and 2023, segregated by level within the fair value hierarchy as described in Note 18, “Fair Value Measurements” (in millions):

	Fair Value Hierarchy
	September 30, 2024	September 30, 2023
Investments measured at fair value by level: (4)
Level 1 (1)	$39	$29
Level 2 (2)	47	40
Investments measured at net asset value (3)	88	78
Total	$174	$147

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
Defined Contribution Plans
The Company sponsors certain defined contribution employee savings plans that cover substantially all of the Company’s U.S. employees. Under certain plans, the Company contributes a percentage of employee compensation and matches a portion of employee contributions. The cost recognized for such contributions for the fiscal years ended September 30, 2024, 2023 and 2022 was approximately $45 million, $34 million and $30 million, respectively.
12.    INCOME TAXES
The Company’s income from continuing operations before income taxes includes the following components for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2024	2023	2022
United States	$1,800	$1,413	$882
Foreign	415	303	245
	$2,215	$1,716	$1,127

The Company’s income tax provision (benefit) on income from continuing operations consists of the following for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2024	2023	2022
Current
Federal	$354	$276	$194
State	38	41	27
Foreign	98	97	62
	490	414	283
Deferred
Federal	(6)	28	(17)
State	7	11	(8)
Foreign	9	(36)	3
	10	3	(22)
	$500	$417	$261
A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods shown below is as follows:

	Fiscal Years Ended September 30,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
Changes in valuation allowances impacting results	4.0%	5.3%	5.5%
State and local income taxes, net of federal benefit	1.3%	1.7%	0.1%
Federal deemed inclusion amounts	0.5%	0.3%	1.5%
Withholding taxes	0.2%	0.2%	1.2%
Provision to return adjustments	0.1%	0.3%	(1.0)%
Foreign-derived intangible income	(1.2)%	(1.2)%	(2.0)%
Stock-based compensation	(3.6)%	(2.3)%	(2.8)%
Other—net	0.3%	(1.0)%	(0.3)%
Effective income tax rate	22.6%	24.3%	23.2%

The components of the deferred taxes consist of the following (in millions):

	September 30, 2024	September 30, 2023
Deferred tax assets (liabilities):
Intangible assets	$(1,008)	$(852)
Property, plant and equipment	(101)	(82)
Interest rate swaps, caps and collars	(8)	(47)
Interest expense limitation	279	190
Employee benefits	115	103
Inventories	90	89
Capitalized research and development costs	73	52
Net operating losses	52	66
Loss contract reserves	33	36
Environmental reserves	10	10
U.S. income tax credits	7	25
Product warranty reserves	7	6
Non-U.S. income tax credits	3	9
Other	—	(5)
Total	(448)	(400)
Add: Valuation allowance	(318)	(227)
Total net deferred tax assets (liabilities)	$(766)	$(627)
At September 30, 2024, the Company has state net operating loss carryforwards of approximately $816 million, German net operating loss carryforwards of $54 million and United Kingdom net operating loss carryforwards of approximately $65 million that expire in various fiscal years from 2025 to 2044. The Company has U.S. and non-U.S. tax credit carryforwards of $10 million that expire beginning in fiscal year 2025.
The deferred tax assets for the interest expense limitation, net operating losses, and tax credit carryforwards are reduced by a valuation allowance for the amount of such assets that the Company believes will not be realized.
With limited exception, no provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately, $40 million at September 30, 2024, since it is the Company’s intention to indefinitely reinvest such undistributed earnings. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. It is not practicable to estimate the additional taxes that would be payable on the remittance of such earnings. We have provided for taxes in jurisdictions in which we are not considered indefinitely reinvested, however, such amounts are not significant.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations for years before fiscal 2018. The Company is currently under examination for its federal income taxes in Canada for fiscal years 2013 through 2019, in France for fiscal years 2020 through 2022, and in Germany for fiscal years 2017 through 2019. In addition, the Company is subject to state income tax examinations for fiscal years 2015 and later.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2024	2023
Balance at October 1	$17	$17

Additions based on tax positions related to the prior year	1	4
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions related to the prior year	—	—
Settlement with tax authorities	(3)	(3)
Lapse in statute of limitations	(1)	(1)
Balance at September 30	$14	$17

Unrecognized tax benefits at September 30, 2024 and 2023, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $14 million and $17 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2024 and 2023. As of September 30, 2024 and 2023, the Company accrued $4 million and $6 million, respectively, for the potential payment of interest and penalties. Within the next twelve months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $2 million resulting from the resolution or closure of tax examinations. Any increase in the amount of unrecognized tax benefits within the next twelve months is not expected to be material.
13.    COMMITMENTS AND CONTINGENCIES
During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings such as product liability claims, employee claims, workers’ compensation claims and class action lawsuits. Insurance may cover some of the costs associated with these claims and proceedings. While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows.
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
The Company’s consolidated balance sheets includes current environmental remediation obligations at September 30, 2024 and 2023 of $5 million and $3 million classified as a component of accrued and other current liabilities, respectively, and non-current environmental remediation obligations at September 30, 2024 and 2023 of $36 million and $41 million classified as a component of other non-current liabilities, respectively.
14.    STOCK REPURCHASE PROGRAM
TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2024 and 2023 was 61,904,833 and 60,995,513, respectively. The total number of shares held in treasury was 5,688,639 at September 30, 2024 and 2023, respectively. There were no shares of preferred stock outstanding at September 30, 2024 and 2023. The terms of the preferred stock have not been established.

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
No repurchases were made under the program in fiscal 2024 or 2023. During fiscal 2022, the Company repurchased 1,490,413 shares of common stock at an average price of $612.13 per share, for a total amount of $912 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of September 30, 2024, $1,288 million remains available for repurchase under the $2,200 million stock repurchase program.
15.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electromechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, databus and power controls, advanced sensor products, switches and relay panels, high performance hoists, winches and lifting devices, cargo loading, handling and delivery systems and electronic components used in the generation, amplification, transmission and reception of microwave signals. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
The Airframe segment includes operations that primarily develop, produce and market systems and components that are used in non-power airframe applications utilizing airframe and cabin structure technologies. Major product offerings include engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, thermal protection and insulation, lighting and control technology, parachutes, specialized flight, wind tunnel and jet engine testing services and equipment and complex testing and instrumentation solutions. Primary customers of this segment are airframe manufacturers and cabin system suppliers and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive or deferred compensation plans, foreign currency gains and losses, acquisition-integration costs, acquisition transaction-related expenses, and refinancing costs. Acquisition transaction and integration-related expenses and adjustments represent costs incurred to integrate acquired businesses into TD Group’s operations; facility relocation costs and other acquisition-related costs; transaction and valuation-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses; amortization expense of inventory step-up recorded in connection with the purchase accounting of acquired businesses.
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

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The accounting policies for each segment are the same as those described in the summary of significant accounting policies in Note 1 to the Company’s consolidated financial statements. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation. Intersegment sales were immaterial for the periods presented below. Corporate consists of our corporate offices. Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. Corporate assets consist primarily of cash and cash equivalents. Corporate expenses and assets reconcile reportable segment data to the consolidated totals. An immaterial amount of corporate expenses is allocated to the operating segments.
The following table presents net sales by reportable segment (in millions):

	Fiscal Years Ended September 30,
	2024	2023	2022
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$840	$690	$603
Commercial and non-aerospace aftermarket	1,198	1,057	847
Defense	1,903	1,569	1,423
Total Power & Control	3,941	3,316	2,873

Airframe
Commercial and non-aerospace OEM	1,280	989	715
Commercial and non-aerospace aftermarket	1,289	1,112	785
Defense	1,240	993	891
Total Airframe	3,809	3,094	2,391

Total Non-aviation	190	175	165

Net Sales	$7,940	$6,585	$5,429

The following table reconciles EBITDA As Defined by segment to consolidated income from continuing operations before income taxes (in millions):

	Fiscal Years Ended September 30,
	2024	2023	2022
EBITDA As Defined
Power & Control	$2,236	$1,866	$1,531
Airframe	1,962	1,547	1,121
Non-aviation	81	71	65
Total segment EBITDA As Defined	4,279	3,484	2,717
Less: Unallocated corporate EBITDA As Defined	106	89	71
Total Company EBITDA As Defined	4,173	3,395	2,646
Depreciation and amortization expense	312	268	253
Interest expense-net	1,286	1,164	1,076
Acquisition transaction and integration-related expenses	70	18	18
Non-cash stock and deferred compensation expense	217	157	184
Refinancing costs	58	56	1
Other, net	15	16	(13)
Income from continuing operations before income taxes	$2,215	$1,716	$1,127
The following table presents capital expenditures and depreciation and amortization by segment (in millions):

	Fiscal Years Ended September 30,
	2024	2023	2022
Capital expenditures
Power & Control	$90	$67	$63
Airframe	73	65	52
Non-aviation	2	6	3
Corporate	—	1	1
	$165	$139	$119
Depreciation and amortization
Power & Control	$133	$110	$109
Airframe	172	152	138
Non-aviation	6	5	5
Corporate	1	1	1
	$312	$268	$253
The following table presents total assets by segment (in millions):

	September 30, 2024	September 30, 2023
Total assets
Power & Control	$9,139	$7,315
Airframe	10,045	8,972
Non-aviation	234	234
Corporate	6,168	3,449
	$25,586	$19,970

Geographic Area Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment-net and operating lease right-of-use assets. Net sales and long-lived assets of individual countries outside of the United States are not material.
The following table presents net sales by geographic area (in millions):

	Fiscal Years Ended September 30,
	2024	2023	2022
Net sales
United States	$5,032	$4,265	$3,496
Foreign Countries	2,908	2,320	1,933
	$7,940	$6,585	$5,429
The following table presents long-lived assets by geographic area (in millions):

	September 30, 2024	September 30, 2023
Long-lived assets
United States	$1,273	$1,063
Foreign Countries	276	256
	$1,549	$1,319
16.    STOCK-BASED COMPENSATION
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
Non-cash stock compensation expense recognized by the Company during the fiscal years ended September 30, 2024, 2023 and 2022 was $188 million, $135 million and $153 million, respectively. The related tax benefit for the fiscal years ended September 30, 2024, 2023 and 2022 was $24 million, $15 million and $18 million, respectively. Of the non-cash stock compensation expense recorded in fiscal 2024, 2023 and 2022, $134 million, $112 million and $151 million was recorded as a component of additional paid in capital and $54 million, $23 million and $2 million was recorded as a component of other non-current liabilities. The liability awards relate to stock options granted between fiscal 2017 to fiscal 2020 from the 2014 stock option plan to certain employees in lieu of these individuals receiving salary and bonus compensation paid in cash. The vesting of the stock options are subject to the achievement of the same operating performance goals as other grants. The liability is remeasured each reporting period based on the market value of our common shares on the last day of the reported period. The other non-current liabilities related to stock-based compensation as of September 30, 2024 and 2023 was $102 million and $48 million, respectively.
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2024, 2023 and 2022 was $397.31, $251.73 and $254.21, respectively. The total fair value of options vested during fiscal years ended September 30, 2024, 2023 and 2022 was $97 million, $80 million and $88 million, respectively.
Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods, adjusted for expected forfeitures. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2024, there was approximately $245 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of the Company’s employee stock options was estimated at the date of grant or modification using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2024	2023	2022
Risk-free interest rate	4.14% to 4.68%	3.45% to 4.20%	1.47% to 2.97%
Expected life of options	6.5 years	6.5 years	6.5 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	33.5%	32.5%	37.0% to 38.0%
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
Performance Vested Stock Options – Generally all of the options granted through September 30, 2024 under the 2019 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, generally all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2024:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2023	223,945	$627.81
Granted	398,729	889.08
Exercised	(3,521)	631.12
Forfeited	(58,044)	792.32
Expired	—	—
Outstanding at September 30, 2024	561,109	$795.95	8.8 years	$354,160,779
Expected to vest	309,408	$833.09	8.9 years	$183,800,728
Exercisable at September 30, 2024	120,116	$712.29	8.5 years	$85,863,473
At September 30, 2024, there were 3,435,370 remaining shares available for award under TD Group’s 2019 stock option plan.
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

Performance Vested Stock Options – Generally all of the options granted through September 30, 2024 under the 2014 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, generally all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2024:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2023	4,246,321	$443.02
Granted	158,550	971.00
Exercised	(529,387)	316.35
Forfeited	(95,981)	611.34
Expired	—	—
Outstanding at September 30, 2024	3,779,503	$466.18	5.2 years	$3,631,913,408
Expected to vest	785,057	$653.01	7.6 years	$607,728,325
Exercisable at September 30, 2024	2,892,840	$390.75	4.5 years	$2,998,078,391
The 2014 stock incentive plan expired on July 24, 2024 and no further shares will be granted under the plan thereafter.
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
Performance Vested Stock Options – All of the options granted under the 2006 stock incentive plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, all of the options granted vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2024:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2023	450,192	$211.49
Granted	—	—
Exercised	(375,977)	199.71
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2024	74,215	$226.34	1.1 years	$89,116,630
Exercisable at September 30, 2024	74,215	$226.34	1.1 years	$89,116,630
The 2006 stock incentive plan expired on March 14, 2016 and no further shares were granted under the plan thereafter.
The total intrinsic value of performance options exercised during the fiscal years ended September 30, 2024, 2023 and 2022 was $794 million, $500 million and $279 million, respectively.

Dividends and Dividend Equivalent Plans
Until August 5, 2022, pursuant to the 2014 Stock Option Plan Dividend Equivalent Plan and the Third Amended and Restated 2006 Stock Incentive Plan Dividend Equivalent Plan, all of the vested options granted under the existing stock option plans were entitled to certain dividend equivalent payments in the event of the declaration of a special dividend by the Company. On August 5, 2022, the Board of Directors adopted the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, pursuant to which, all of the vested options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to certain dividend equivalent payments in the event of the declaration of a special dividend by the Company. The amendments did not represent a change in the Company’s practice. In August 2022, all members of the Board of Directors at that time executed amendments to their option agreements resulting in the directors no longer receiving dividend equivalent payments in cash, but rather for special dividends declared after June 1, 2022, special dividends result in a reduction of strike price.
In fiscal 2024, the Company’s Board of Directors authorized and declared $110.00 in special dividends on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans: $35.00 in November 2023 (also paid in November 2023) and $75.00 in September 2024. The special dividends totaled $6,153 million, of which $1,937 million was paid in the first quarter of fiscal 2024 and the remaining $4,216 million is accrued as of September 30, 2024.
Subsequent Event – $75.00 Special Dividend Payment – The Company paid $4,216 million and $132 million in special dividend and dividend equivalents, respectively, in October 2024.
Dividend equivalents on vested options were $233 million, $38 million and $86 million during the fiscal years ended September 30, 2024, 2023 and 2022, respectively. At September 30, 2024, there was $180 million recorded in accrued and other current liabilities and $47 million recorded in other non-current liabilities on the consolidated balance sheets related to future dividend equivalent payments.
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
The components of lease expense for the fiscal years ended September 30, 2024 and 2023 are as follows (in millions):

		Fiscal Years Ended September 30,
	Classification	2024	2023
Operating lease cost	Cost of sales or selling and administrative expenses	$22	$21
Finance lease cost:
Amortization of leased assets	Cost of sales	12	9
Interest on lease liabilities	Interest expense-net	16	13
Total lease cost		$50	$43

Supplemental cash flow information related to leases for the fiscal years ended September 30, 2024 and 2023 is as follows (in millions):

	Fiscal Years Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$21	$21
Operating cash outflows from finance leases	14	10
Financing cash outflows from finance leases	6	5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21	$17
Financing leases	83	48
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	September 30, 2024	September 30, 2023
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$61	$64

Current operating lease liabilities	Accrued and other current liabilities	19	16
Long-term operating lease liabilities	Other non-current liabilities	43	51
Total operating lease liabilities		$62	$67

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment-net	$252	$176

Current finance lease liabilities	Current portion of long-term debt	6	5
Long-term finance lease liabilities	Long-term debt	256	188
Total finance lease liabilities		$262	$193
As of September 30, 2024, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	5.4 years
Finance leases	21.0 years

Weighted-average discount rate
Operating leases	6.1%
Finance leases	7.0%
    Maturities of lease liabilities at September 30, 2024 are as follows (in millions):

	Operating Leases	Finance Leases
2025	$22	$20
2026	16	21
2027	12	22
2028	7	23
2029	5	23
Thereafter	13	432
Total future minimum lease payments	75	541
Less: imputed interest	13	279
Present value of lease liabilities reported	$62	$262

18.    FAIR VALUE MEASUREMENTS
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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		September 30, 2024		September 30, 2023
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$6,261	$6,261	$3,472	$3,472
Interest rate swap agreements (1)	2	34	34	103	103
Interest rate cap agreements (1)	2	20	20	—	—
Foreign currency forward exchange contracts (1)	2	3	3	—	—
Interest rate swap agreements (2)	2	—	—	41	41
Interest rate cap agreements (2)	2	—	—	53	53
Interest rate collar agreements (2)	2	3	3	17	17
Liabilities:
Interest rate swap agreements (3)	2	1	1	—	—
Interest rate cap agreements (3)	2	1	1	—	—
Foreign currency forward exchange contracts (3)	2	—	—	5	5
Interest rate swap agreements (4)	2	—	—	3	3
Interest rate cap agreements (4)	2	—	—	1	1
Interest rate collar agreements (4)	2	8	8	—	—
Short-term borrowings - trade receivable securitization facility (5)	2	486	486	349	349
Long-term debt, including current portion:
Term loans (5)	2	8,642	8,694	6,179	6,212
2026 Secured Notes (5)	1	—	—	4,377	4,329
7.50% 2027 Notes (5)	1	—	—	548	549
5.50% 2027 Notes (5)	1	2,641	2,637	2,638	2,484
2028 Secured Notes (5)	1	2,077	2,160	2,071	2,069
4.625% 2029 Notes (5)	1	1,194	1,160	1,193	1,047
2029 Secured Notes (5)	1	2,727	2,836	—	—
4.875% 2029 Notes (5)	1	746	729	745	654
2030 Secured Notes (5)	1	1,438	1,519	1,436	1,423
2031 Secured Notes (5)	1	984	1,058	—	—
2032 Secured Notes (5)	1	2,180	2,291	—	—
2033 Secured Notes (5)	1	1,486	1,521	—	—
Government refundable advances	2	17	17	21	21
Finance lease obligations	2	262	262	193	193

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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at September 30, 2024 and 2023.
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
The tables below summarize the key terms of the swaps, cap and collars as of September 30, 2024 (aggregated by effective date).
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

	September 30, 2024		September 30, 2023
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$20	$1	$53	$1
Interest rate collar agreements	3	8	17	—
Interest rate swap agreements	34	1	144	3
Net derivatives as classified in the consolidated balance sheets (1)	$57	$10	$214	$4

(1)Refer to Note 18, “Fair Value Measurements,” for the consolidated balance sheets classification of the Company’s interest rate swap, cap and collar agreements. The decrease in the interest rate cap, collar and swap assets is primarily attributable to a downward trend in Term SOFR during fiscal 2024.

Based on the fair value amounts determined as of September 30, 2024, the estimated net amount of existing (gains) losses and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately $(25) million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At September 30, 2024, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $120 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at September 30, 2024 is twelve months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles.
During the fiscal year ended September 30, 2024, the losses reclassified on settlements of foreign currency forward exchange contracts designated as cash flow hedges into net sales was approximately $4 million. The losses were previously recorded as a component of accumulated other comprehensive loss in stockholders' deficit. As of September 30, 2024, the Company expects to record a net gain of approximately $3 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months.
20.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCL”), net of taxes, for the fiscal years ended September 30, 2024 and 2023 (in millions):

	Unrealized gains (losses) on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2022	$123	$(10)	$(380)	$(267)
Net current-period other comprehensive income (4)	20	12	137	169
Balance at September 30, 2023	143	2	(243)	(98)
Net current-period other comprehensive (loss) income (4)	(124)	(1)	181	56
Balance at September 30, 2024	$19	$1	$(62)	$(42)

(1)Represents unrealized (losses) gains on derivatives designated and qualifying as cash flow hedges, net of taxes, of $(37) million, $6 million and $112 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity for the defined pension plans and postretirement benefit plans for the fiscal years ended September 30, 2024 and 2023.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Refer to Note 1, “Summary of Significant Accounting Policies,” for additional information.
(4)Presented net of reclassifications out of AOCL into earnings, specifically net sales and interest expense-net, for realized (losses) gains on derivatives designated and qualifying as cash flow hedges of $(3) million (net of taxes of $(1) million) and $106 million (net of taxes of $33 million), respectively, for the fiscal year ended September 30, 2024 and $(3) million (net of taxes of $(1) million) and $71 million (net of taxes of $22 million) for the fiscal year ended September 30, 2023, respectively.

TRANSDIGM GROUP INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
(Amounts in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Divestitures & Deductions from Reserve (1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions & Purchase Price Adjustments
Year Ended September 30, 2024
Allowance for uncollectible accounts	$31	$3	$—	$(2)	$32
Inventory valuation reserves	209	35	11	(19)	236
Valuation allowance for deferred tax assets	227	91	—	—	318
Year Ended September 30, 2023
Allowance for uncollectible accounts	$35	$4	$—	$(8)	$31
Inventory valuation reserves	196	20	—	(7)	209
Valuation allowance for deferred tax assets	137	90	—	—	227
Year Ended September 30, 2022
Allowance for uncollectible accounts	$30	$9	$—	$(4)	$35
Inventory valuation reserves	194	21	3	(22)	196
Valuation allowance for deferred tax assets	74	62	1	—	137

(1)The amounts in this column represent the impact from divestitures, charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2024

Exhibit No.	Description
3.184	Amended and Restated Certificate of Incorporation of Iceman Holdco, Inc.
3.192	Second Amended and Restated Limited Liability Company Agreement of King Nutronics, LLC
3.221	First Amended and Restated Limited Liability Company Agreement of Medtherm Labs, LLC
3.251	Second Amended and Restated Limited Liability Company Agreement of Raptor Labs HoldCo, LLC
3.252	First Amended and Restated Limited Liability Company Agreement of Raptor Labs Intermediate, LLC
3.258	Second Amended and Restated Limited Liability Company Agreement of Sensor Concepts, LLC
3.274	Fourth Amended and Restated Limited Liability Company Agreement of Space Electronics LLC
3.288	Certificate of Articles of Incorporation of TestVonics, Inc.
3.289	Second Amended and Restated Bylaws of TestVonics, Inc.
10.25	Form of Stock Option Grant Notice and Agreement for executive officers under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2025*
10.26	Form of Stock Option Grant Notice and Agreement for directors under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2025*
10.67
Sixteenth Amendment to the Receivables Purchase Agreement dated as of May 28, 2024, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**

19.1	TransDigm Group Incorporated Amended and Restated Insider Trading and Confidentiality Policy Statement*
21.1	Subsidiaries of TransDigm Group Incorporated
22.1	Listing of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
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