Form 10-Q
period 2024-12-28
TransDigm Group INC
filed 2025-02-04
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2024

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 56,084,587 as of January 31, 2025.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	December 28, 2024	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,459	$6,261
Trade accounts receivable—Net	1,285	1,381
Inventories—Net	1,930	1,876
Prepaid expenses and other	482	511
Total current assets	6,156	10,029
PROPERTY, PLANT AND EQUIPMENT—NET	1,477	1,488
GOODWILL	10,304	10,419
OTHER INTANGIBLE ASSETS—NET	3,360	3,446
OTHER NON-CURRENT ASSETS	218	204
TOTAL ASSETS	$21,515	$25,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$98	$98
Short-term borrowings—trade receivable securitization facility	649	486
Accounts payable	315	323
Dividends payable	—	4,216
Accrued and other current liabilities	1,222	1,216
Total current liabilities	2,284	6,339
LONG-TERM DEBT	24,302	24,296
DEFERRED INCOME TAXES	762	766
OTHER NON-CURRENT LIABILITIES	418	468
Total liabilities	27,766	31,869
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 62,022,913 and 61,904,833 at December 28, 2024 and September 30, 2024, respectively	1	1
Additional paid-in capital	2,887	2,819
Accumulated deficit	(6,877)	(7,362)
Accumulated other comprehensive loss	(247)	(42)
Treasury stock, at cost; 5,941,439 and 5,688,639 shares at December 28, 2024 and September 30, 2024, respectively	(2,022)	(1,706)
Total TD Group stockholders’ deficit	(6,258)	(6,290)
NONCONTROLLING INTERESTS	7	7
Total stockholders’ deficit	(6,251)	(6,283)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,515	$25,586
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023
NET SALES	$2,006	$1,789
COST OF SALES	771	747
GROSS PROFIT	1,235	1,042
SELLING AND ADMINISTRATIVE EXPENSES	211	220
AMORTIZATION OF INTANGIBLE ASSETS	50	35
INCOME FROM OPERATIONS	974	787
INTEREST EXPENSE—NET	378	300
OTHER INCOME	(23)	(1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	619	488
INCOME TAX PROVISION	126	106
NET INCOME	493	382
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME ATTRIBUTABLE TO TD GROUP	$493	$382
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$444	$281
Earnings per share attributable to TD Group common stockholders:
Earnings per share	$7.62	$4.87
Cash dividends declared per common share	$—	$35.00
Weighted-average shares outstanding:
Basic and diluted	58.3	57.7
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023
Net income	$493	$382
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to TD Group	$493	$382
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(227)	91
Unrealized gains (losses) on derivatives	22	(53)
Pension and post-retirement benefit plans adjustment	—	—
Other comprehensive (loss) income, net of tax, attributable to TD Group	(205)	38
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$288	$420
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2023	60,995,513	$1	$2,440	$(2,621)	$(98)	(5,688,639)	$(1,706)	$6	$(1,978)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Special dividends ($35.00 per share) and vested dividend equivalents	—	—	—	(2,020)	—	—	—	—	(2,020)
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	26	—	—	—	—	—	26
Stock-based compensation activity	216,150	—	52	—	—	—	—	—	52
Net income attributable to TD Group	—	—	—	382	—	—	—	—	382
Foreign currency translation adjustment, net of tax	—	—	—	—	91	—	—	—	91
Unrealized loss on derivatives, net of tax	—	—	—	—	(53)	—	—	—	(53)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 30, 2023	61,211,663	$1	$2,518	$(4,266)	$(60)	(5,688,639)	$(1,706)	$7	$(3,506)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2024	61,904,833	$1	$2,819	$(7,362)	$(42)	(5,688,639)	$(1,706)	$7	$(6,283)
Accrued unvested dividend equivalents and other	—	—	—	(8)	—	—	—	—	(8)
Compensation expense recognized for employee stock options	—	—	33	—	—	—	—	—	33
Stock-based compensation activity	118,080	—	35	—	—	—	—	—	35
Stock repurchases under repurchase program	—	—	—	—	—	(252,800)	(316)	—	(316)
Net income attributable to TD Group	—	—	—	493	—	—	—	—	493
Foreign currency translation adjustment, net of tax	—	—	—	—	(227)	—	—	—	(227)
Unrealized gain on derivatives, net of tax	—	—	—	—	22	—	—	—	22
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 28, 2024	62,022,913	$1	$2,887	$(6,877)	$(247)	(5,941,439)	$(2,022)	$7	$(6,251)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023
OPERATING ACTIVITIES:
Net income	$493	$382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40	36
Amortization of intangible assets and product certification costs	50	35
Amortization of debt issuance costs, original issue discount and premium	9	11
Amortization of inventory step-up	7	1
Amortization of loss contract reserves	(19)	(5)
Gain on sale of businesses, net	(19)	—
Non-cash stock and deferred compensation expense	25	51
Deferred income taxes	(2)	—
Foreign currency exchange (gains) losses	(20)	14
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	80	94
Inventories	(79)	(78)
Income taxes payable	91	94
Other assets	(2)	3
Accounts payable	(3)	(21)
Accrued interest	201	82
Accrued and other liabilities	(100)	(63)
Net cash provided by operating activities	752	636
INVESTING ACTIVITIES:
Capital expenditures	(42)	(36)
Acquisition of businesses, net of cash acquired	(29)	(14)
Other investing transactions	47	—
Net cash used in investing activities	(24)	(50)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	35	52
Dividends and dividend equivalent payments	(4,396)	(2,038)
Repurchases of common stock	(316)	—
Proceeds from issuance of senior secured notes, net	—	983
Proceeds from term loans, net	—	988
Proceeds from trade receivable securitization facility, net	163	100
Repayment on term loans	—	(16)
Financing costs and other, net	(2)	(2)
Net cash (used in) provided by financing activities	(4,516)	67
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(14)	10
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,802)	663
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,261	3,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,459	$4,135
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$162	$205
Cash paid during the period for income taxes, net of refunds	$37	$11
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEK PERIODS ENDED DECEMBER 28, 2024 AND DECEMBER 30, 2023
(UNAUDITED)

1.    BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the terms “the Company,” “TD Group,” “TransDigm,” “we,” “us,” “our,” and similar references refer to TransDigm Group Incorporated and its subsidiaries.
Principles of Consolidation
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2024 included in TD Group’s Annual Report on Form 10-K filed on November 7, 2024. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2024 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 28, 2024 are not necessarily indicative of the results to be expected for the full year.
Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, none of which are material.
New Accounting Pronouncements Issued
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands disclosures about a public business entity's reportable segments and provides for more detailed information about a reportable segment's expenses. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. This standard is effective for annual periods beginning after December 15, 2023 (fiscal 2025) and interim periods within fiscal years beginning one year later (fiscal 2026). The Company plans to adopt this standard beginning with our fiscal 2025 Form 10-K. While we expect the adoption of this standard will expand our disclosures within the “Segments” note, we do not expect it to have any impact on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The standard makes several other changes to income tax disclosure requirements. This standard is effective for annual periods beginning after December 15, 2024 (fiscal 2026), and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating this standard to determine its impact on our disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the statement of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (fiscal 2028), and for interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029), with early adoption permitted. The Company is currently evaluating this standard to determine its impact on our disclosures.

2.    ACQUISITIONS
Raptor Scientific – On July 31, 2024, the Company acquired all the outstanding stock of Raptor Scientific for approximately $646 million, which includes a working capital settlement of $1 million received in the first quarter of fiscal 2025. The acquisition was financed through existing cash on hand. Raptor Scientific is a leading global manufacturer of complex test and measurement solutions primarily serving the aerospace and defense end markets. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Raptor Scientific are included within TransDigm's Airframe segment.
As of December 28, 2024, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of Raptor Scientific are subject to adjustment until the end of the respective measurement period, including those related to deferred taxes and income taxes.
The Company accounted for the acquisition of Raptor Scientific using the acquisition method of accounting and a third-party valuation appraisal and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price was allocated to identifiable assets and liabilities based upon the respective fair value at the date of acquisition. The fair values of acquired intangibles are determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. Certain assumptions include the discount rates and other assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the thirteen week period ended December 30, 2023 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the acquisition of Raptor Scientific as of the July 31, 2024 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, is summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$9	$—	$9
Inventories	22	—	22
Prepaid expenses and other	4	—	4
Property, plant and equipment	2	—	2
Goodwill	426	(5)	421	(1)
Other intangible assets	197	4	201	(1)
Other non-current assets	5	—	5
Total assets acquired (excluding cash)	665	(1)	664
Liabilities assumed:
Accounts payable	1	—	1
Accrued and other current liabilities	13	—	13
Other non-current liabilities	4	—	4
Total liabilities assumed	18	—	18
Net assets acquired	$647	$(1)	$646

(1)Of the approximately $421 million of goodwill recognized for the acquisition, the Company expects that approximately $406 million of goodwill will be deductible for tax purposes. Of the approximately $201 million of other intangible assets recognized for the acquisition, the Company expects that approximately $191 million will be deductible for tax purposes. The goodwill and intangible assets are expected to be deductible over 15 years.
(2)Measurement period adjustments primarily related to the adjustments in the fair values of the acquired other intangible assets from the third-party valuation. The offset to the measurement period adjustments was to goodwill.

CPI's Electron Device Business – On June 6, 2024, the Company acquired all the outstanding stock of the Electron Device Business of Communications & Power Industries (“CPI's Electron Device Business”) for approximately $1,386 million in cash, which includes a $1 million working capital settlement paid in the first quarter of fiscal 2025. The acquisition was financed through existing cash on hand. CPI’s Electron Device Business is a leading global manufacturer of electronic components and subsystems primarily serving the aerospace and defense market. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of CPI’s Electron Device Business are included within TransDigm's Power & Control segment.
As of December 28, 2024, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of CPI's Electron Device Business are subject to adjustment until the end of the respective measurement period, including those related to deferred taxes and income taxes.
The Company accounted for the acquisition of CPI's Electron Device Business using the acquisition method of accounting and a third-party valuation appraisal and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price was allocated to identifiable assets and liabilities based upon the respective fair value at the date of acquisition. The Company utilized both the cost and market approaches to value property, plant and equipment, which consider external transactions and other comparable transactions, estimated replacement and reproduction costs, and estimated useful lives and consideration for physical, functional and economic obsolescence. The fair values of acquired intangibles are determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. Certain assumptions include the discount rates and other assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions.
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the thirteen week period ended December 30, 2023 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the acquisition of CPI's Electron Device Business as of the June 6, 2024 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, is summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$40	$—	$40
Inventories	81	(1)	80
Prepaid expenses and other	64	—	64
Property, plant and equipment	137	32	169
Goodwill	844	(96)	748	(1)
Other intangible assets	368	141	509	(1)
Other non-current assets	15	(14)	1
Total assets acquired (excluding cash)	1,549	62	1,611
Liabilities assumed:
Accounts payable	18	(1)	17
Accrued and other current liabilities	45	17	62
Deferred income taxes	89	55	144
Other non-current liabilities	12	(10)	2
Total liabilities assumed	164	61	225
Net assets acquired	$1,385	$1	$1,386

(1)None of the approximately $748 million of goodwill and $509 million of other intangible assets recognized for the acquisition is expected to be deductible for tax purposes.
(2)Measurement period adjustments primarily related to the adjustments in the fair values of the acquired property, plant and equipment and other intangible assets from the third-party valuation and related impact on deferred income taxes. The offset to the measurement period adjustments was to goodwill.

SEI Industries LTD – On May 21, 2024, the Company acquired all the outstanding stock of SEI Industries LTD (“SEI”) for approximately $171 million in cash, which included a working capital settlement of $1 million paid in the first quarter of fiscal 2025. The acquisition was financed through existing cash on hand. SEI, located in Delta, British Columbia, Canada, is a leading provider of highly engineered products for aerial firefighting and other liquid transportation solutions, such as remote refueling, for both the commercial and defense aerospace end markets. The products are primarily proprietary with significant aftermarket content. SEI's operating results are presented within TransDigm's Airframe segment.
As of December 28, 2024, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of SEI are subject to adjustment until the end of the respective measurement period.
The Company accounted for the SEI acquisition using the acquisition method of accounting and a third-party valuation appraisal and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price was allocated to identifiable assets and liabilities based upon the respective fair value at the date of acquisition. The fair values of acquired intangibles are determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. Certain assumptions include the discount rates and other assumptions that form the basis of the forecasted results of the acquired business including revenue, EBITDA, growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions.
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the thirteen week period ended December 30, 2023 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the SEI acquisition as of the May 21, 2024 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, is summarized in the table below (in millions):

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

The Company accounted for the FPT acquisition using the acquisition method of accounting and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. As of December 28, 2024, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of FPT are subject to adjustment until the end of the respective measurement period. The Company expects that $9 million of the approximately $34 million of goodwill recognized for the acquisition will be deductible for tax purposes over 15 years. The Company expects that none of the approximately $19 million of other intangible assets recognized for the acquisition will be deductible for tax purposes.
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the thirteen week period ended December 30, 2023 are not material and, accordingly, are not provided.
The fiscal 2024 acquisitions of Raptor Scientific, CPI's Electron Device Business, SEI and FPT completed by the Company strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase prices paid reflect the current EBITDA As Defined and cash flows, as well as the future EBITDA As Defined and cash flows expected to be generated by the businesses, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years.
Extant Aerospace Acquisitions – For the thirteen week period ended December 28, 2024, the Company's Extant Aerospace subsidiary, which is included within TransDigm’s Power & Control segment, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $29 million. The Company accounted for the acquisitions using the acquisition method of accounting and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $17 million of goodwill and $10 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years.
For the fiscal year ended ended September 30, 2024, the Company's Extant Aerospace subsidiary completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $86 million. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $39 million of goodwill and $22 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years.
Pro forma net sales and results of operations for the Extant Aerospace product line acquisitions, had they occurred at the beginning of the thirteen week periods ended December 28, 2024 or December 30, 2023 are not material and, accordingly, are not provided.
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

	December 28, 2024	September 30, 2024
Contract assets, current (1)	$253	$270
Contract assets, non-current (2)	41	31
Total contract assets	294	301
Contract liabilities, current (3)	163	168
Contract liabilities, non-current (4)	7	9
Total contract liabilities	170	177
Net contract assets	$124	$124

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
For the thirteen week period ended December 28, 2024, the revenue recognized that was included in the contract liabilities was approximately $47 million.
Refer to Note 12, “Segments,” for disclosures related to the disaggregation of revenue.

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
As of December 28, 2024 and September 30, 2024, the allowance for uncollectible accounts was $35 million and $32 million, respectively. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.
4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023
Numerator for earnings per share:
Net income	$493	$382
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to TD Group	493	382
Less: Dividends paid on participating securities	(49)	(101)
Net income applicable to TD Group common stockholders—basic and diluted	$444	$281
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	56.2	55.4
Vested options deemed participating securities	2.1	2.3
Total shares for basic and diluted earnings per share	58.3	57.7
Earnings per share—basic and diluted	$7.62	$4.87
5.    STOCK REPURCHASE PROGRAM
Occasionally at management's discretion, the Company repurchases its common stock in the open market, depending on market conditions, stock price and other factors. On January 27, 2022, the Board of Directors of the Company (the “Board”) authorized a new stock repurchase program to permit repurchases of its outstanding common stock not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program previously authorized by the Board on November 8, 2017, subject to any restrictions specified in the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”), and indentures governing the Company's existing Notes. There is no expiration date for this program.
During the first quarter of fiscal 2025, the Company repurchased 252,800 shares of common stock at an average price of 1,248.65 per share for a total amount of $316 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of December 28, 2024, $972 million remains available for repurchase under the $2,200 million stock repurchase program.

6.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	December 28, 2024	September 30, 2024
Raw materials and purchased component parts	$1,387	$1,314
Work-in-progress	500	508
Finished goods	282	290
Total	2,169	2,112
Reserves for excess and obsolete inventory	(239)	(236)
Inventories—Net	$1,930	$1,876
7.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	December 28, 2024			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,121	$—	$1,121	$1,165	$—	$1,165
Technology	2,500	1,024	1,476	2,510	1,003	1,507
Order backlog	60	14	46	61	13	48
Customer relationships	896	184	712	895	175	720
Other	11	6	5	12	6	6
Total	$4,588	$1,228	$3,360	$4,643	$1,197	$3,446
The aggregate amortization expense on identifiable intangible assets is approximately $50 million and $35 million for the thirteen week periods ended December 28, 2024 and December 30, 2023, respectively.

Intangible assets acquired during the thirteen week period ended December 28, 2024 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$17
	17
Intangible assets subject to amortization:
Technology	8	10 years
Customer relationships	2	10 years
	10
Total	$27
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2024 through December 28, 2024 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2024	$5,020	$5,306	$93	$10,419
Goodwill acquired during the period (Note 2)	17	—	—	17
Purchase price allocation adjustments (1)	1	(5)	—	(4)
Currency translation adjustments and other	(52)	(67)	(9)	(128)
Balance at December 28, 2024	$4,986	$5,234	$84	$10,304

(1)Related to the opening balance sheet adjustments recorded from the acquisition of Raptor Scientific completed during the fourth quarter of fiscal 2024 and CPI's Electron Device Business completed during the third quarter of fiscal 2024, within the allowable measurement period (not to exceed one year). Refer to Note 2, “Acquisitions,” for further information.
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have assessed the changes in events and circumstances through the first quarter of fiscal 2025 and concluded that no triggering events occurred that required an interim test.

8.    DEBT
The Company’s debt consists of the following (in millions):

	December 28, 2024
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$650	$(1)	$—	$649
Term loans	$8,702	$(24)	$(33)	$8,645
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(9)	—	2,641
6.75% secured notes due 2028 (“2028 Secured Notes”)	2,100	(14)	(7)	2,079
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(6)	—	1,194
6.375% secured notes due 2029 (“2029 Secured Notes”)	2,750	(21)	(1)	2,728
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(4)	—	746
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(12)	—	1,438
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(8)	(6)	986
6.625% secured notes due 2032 (“2032 Secured Notes”)	2,200	(19)	—	2,181
6.00% secured notes due 2033 (“2033 Secured Notes”)	1,500	(14)	—	1,486
Government refundable advances	16	—	—	16
Finance lease obligations	260	—	—	260
	24,578	(131)	(47)	24,400
Less: current portion	99	(1)	—	98
Long-term debt	$24,479	$(130)	$(47)	$24,302

	September 30, 2024
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$487	$(1)	$—	$486
Term loans	$8,702	$(25)	$(35)	$8,642
5.50% 2027 Notes	2,650	(9)	—	2,641
2028 Secured Notes	2,100	(15)	(8)	2,077
4.625% 2029 Notes	1,200	(6)	—	1,194
2029 Secured Notes	2,750	(22)	(1)	2,727
4.875% 2029 Notes	750	(4)	—	746
2030 Secured Notes	1,450	(12)	—	1,438
2031 Secured Notes	1,000	(9)	(7)	984
2032 Secured Notes	2,200	(20)	—	2,180
2033 Secured Notes	1,500	(14)	—	1,486
Government refundable advances	17	—	—	17
Finance lease obligations	262	—	—	262
	24,581	(136)	(51)	24,394
Less: current portion	99	(1)	—	98
Long-term debt	$24,482	$(135)	$(51)	$24,296
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $386 million and $185 million as of December 28, 2024 and September 30, 2024, respectively.

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
On July 12, 2024, the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $450 million to $650 million; and (ii) extend the maturity date to July 11, 2025 at an interest rate of Term SOFR plus 1.45% compared to an interest rate of Term SOFR plus 1.60% that applied prior to the amendment. The Company drew the remaining $163 million available under the Securitization Facility in the first quarter of fiscal 2025. At December 28, 2024 and September 30, 2024, the applicable interest rate was 6.08% and 6.73%, respectively.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of December 28, 2024 and September 30, 2024, the outstanding balance of these advances was $16 million and $17 million, respectively.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $260 million and $262 million at December 28, 2024 and September 30, 2024, respectively. Refer to Note 14, “Leases,” for further disclosure of the Company's lease obligations.
9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended December 28, 2024 and December 30, 2023, the effective income tax rate was 20.4% and 21.7%, respectively. The Company’s lower effective income tax rate for the thirteen week period ended December 28, 2024 was primarily due to a less significant impact on the rate from the valuation allowance applicable to the Company's net interest deduction limitation carryforward. The Company’s effective income tax rate for the thirteen week period ended December 28, 2024 was slightly lower than the federal statutory tax rate of 21% primarily due to the discrete impact of excess tax benefits associated with share-based payments offset by an increase in the valuation allowance applicable to the Company’s net interest deduction limitation.
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
Unrecognized tax benefits at December 28, 2024 and September 30, 2024, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $13 million and $14 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not significant for the thirteen week periods ended December 28, 2024 and December 30, 2023. As of December 28, 2024 and September 30, 2024, the Company accrued $4 million for the potential payment of interest and penalties. Within the next twelve months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $2 million resulting primarily from the resolution of tax examinations. Any increase in the amount of unrecognized tax benefits within the next twelve months is not expected to be material.
The Organization for Economic Co-operation and Development (the “OECD”) has proposed a framework comprised of rules and models, collectively referred to as Pillar Two (“P2”), that are designed to ensure that certain multi-national enterprises pay a minimum tax rate of 15% on reported profits arising in each jurisdiction where they operate. Although the OECD provided a framework for applying the minimum tax, individual countries have and may continue to enact P2 rules that are different than the OECD framework. While we continue to monitor P2 developments, we do not anticipate that P2 will have a material impact on our financial position in either the near nor the long-term.

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		December 28, 2024		September 30, 2024
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,459	$2,459	$6,261	$6,261
Interest rate swap agreements (1)	2	39	39	34	34
Interest rate cap agreements (1)	2	20	20	20	20
Foreign currency forward exchange contracts and other (1)	2	—	—	3	3
Interest rate collar agreements (2)	2	26	26	3	3
Liabilities:
Interest rate swap agreements (3)	2	2	2	1	1
Interest rate cap agreements (3)	2	1	1	1	1
Foreign currency forward exchange contracts (3)	2	4	4	—	—
Interest rate collar agreements (4)	2	—	—	8	8
Short-term borrowings - trade receivable securitization facility (5)	2	649	649	486	486
Long-term debt, including current portion:
Term loans (5)	2	8,645	8,729	8,642	8,694
5.50% 2027 Notes (5)	1	2,641	2,603	2,641	2,637
2028 Secured Notes (5)	1	2,079	2,116	2,077	2,160
4.625% 2029 Notes (5)	1	1,194	1,122	1,194	1,160
2029 Secured Notes (5)	1	2,728	2,757	2,727	2,836
4.875% 2029 Notes (5)	1	746	707	746	729
2030 Secured Notes (5)	1	1,438	1,472	1,438	1,519
2031 Secured Notes (5)	1	986	1,024	984	1,058
2032 Secured Notes (5)	1	2,181	2,219	2,180	2,291
2033 Secured Notes (5)	1	1,486	1,470	1,486	1,521
Government refundable advances	2	16	16	17	17
Finance lease obligations	2	260	260	262	262

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
(5)The carrying amount of the debt instrument is presented net of debt issuance costs, premium and discount. Refer to Note 8, “Debt,” for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at December 28, 2024 and September 30, 2024.
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
The tables below summarize the key terms of the swaps, cap and collars as of December 28, 2024 (aggregated by effective date).
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

	December 28, 2024		September 30, 2024
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$20	$1	$20	$1
Interest rate collar agreements	26	—	3	8
Interest rate swap agreements	39	2	34	1
Net derivatives as classified in the condensed consolidated balance sheets (1)	$85	$3	$57	$10

(1)Refer to Note 10, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of the Company's interest rate swap, cap and collar agreements.

Based on the fair value amounts determined as of December 28, 2024, the estimated net amount of existing (gains) losses and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately $(28) million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At December 28, 2024, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $91 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at December 28, 2024 is nine months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles. As of December 28, 2024, the Company expects to record a net loss of approximately $4 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months.
12.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation. Refer to Note 15, “Segments,” in Part IV, Item 15. Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed on November 7, 2024, for further information on the composition of the Company's segments.
The primary measurement used by management to review and assess the operating performance of each segment is EBITDA As Defined. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock option or deferred compensation plans, foreign currency gains and losses, acquisition-integration costs, acquisition transaction-related expenses, and refinancing costs. Acquisition transaction and integration-related expenses and adjustments represent costs incurred to integrate acquired businesses into TD Group’s operations; facility relocation costs and other acquisition-related costs; transaction and valuation-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses; amortization expense of inventory step-up recorded in connection with the purchase accounting of acquired businesses.
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

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$195	$179
Commercial and non-aerospace aftermarket	341	300
Defense	491	411
Total Power & Control	1,027	890

Airframe
Commercial and non-aerospace OEM	278	294
Commercial and non-aerospace aftermarket	333	302
Defense	335	266
Total Airframe	946	862

Total Non-aviation	33	37

Net Sales	$2,006	$1,789
The following table reconciles EBITDA As Defined by segment to consolidated income from operations before income taxes (in millions):

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023
EBITDA As Defined
Power & Control	$585	$512
Airframe	516	431
Non-aviation	12	14
Total segment EBITDA As Defined	1,113	957
Less: Unallocated corporate EBITDA As Defined	52	45
Total Company EBITDA As Defined	1,061	912
Depreciation and amortization expense	90	71
Interest expense-net	378	300
Acquisition transaction and integration-related expenses	13	2
Non-cash stock and deferred compensation expense	25	51
Other, net	(64)	—
Income from continuing operations before income taxes	$619	$488
The following table presents total assets by segment (in millions):

	December 28, 2024	September 30, 2024
Total assets
Power & Control	$9,172	$9,180
Airframe	9,905	10,045
Non-aviation	186	193
Corporate	2,252	6,168
	$21,515	$25,586

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCL”), net of taxes, for the thirteen week periods ended December 28, 2024 and December 30, 2023 (in millions):

	Unrealized gains (losses) on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2024	$19	$1	$(62)	$(42)
Net current-period other comprehensive income (loss) (4)	22	—	(227)	(205)
Balance at December 28, 2024	$41	$1	$(289)	$(247)

Balance at September 30, 2023	$143	$2	$(243)	$(98)
Net current-period other comprehensive (loss) income (4)	(53)	—	91	38
Balance at December 30, 2023	$90	$2	$(152)	$(60)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of taxes, of $7 million and $(18) million for the thirteen week periods ended December 28, 2024 and December 30, 2023, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity on the defined pension plan and postretirement benefit plan for the thirteen week periods ended December 28, 2024 and December 30, 2023.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
(4)Presented net of reclassifications out of AOCL into earnings, specifically net sales and interest expense-net, for realized (losses) gains on derivatives designated and qualifying as cash flow hedges of less than $(1) million (net of taxes of less than $(1) million) and $1 million (net of taxes of less than $1 million), respectively, for the thirteen week period ended December 28, 2024 and $(1) million (net of taxes of less than $(1) million) and $28 million (net of taxes of $9 million), respectively, for the thirteen week period ended December 30, 2023.
14.    LEASES
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

The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended
	Classification	December 28, 2024	December 30, 2023
Operating lease cost	Cost of sales or selling and administrative expenses	$6	$5
Finance lease cost:
Amortization of leased assets	Cost of sales	3	3
Interest on lease liabilities	Interest expense-net	5	2
Total lease cost		$14	$10
Supplemental cash flow information related to leases is as follows (in millions):

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6	$5
Operating cash outflows from finance leases	4	3
Financing cash outflows from finance leases	2	1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1	$1
Financing leases	1	59
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	December 28, 2024	September 30, 2024
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$56	$61

Current operating lease liabilities	Accrued and other current liabilities	18	19
Long-term operating lease liabilities	Other non-current liabilities	40	43
Total operating lease liabilities		$58	$62

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment-net	$248	$252

Current finance lease liabilities	Current portion of long-term debt	6	6
Long-term finance lease liabilities	Long-term debt	254	256
Total finance lease liabilities		$260	$262
As of December 28, 2024, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	5.3 years
Finance leases	20.7 years

Weighted-average discount rate
Operating leases	6.0%
Finance leases	7.0%

Maturities of lease liabilities at December 28, 2024 are as follows (in millions):

	Operating Leases	Finance Leases
2025	$21	$19
2026	15	22
2027	11	22
2028	7	23
2029	4	23
Thereafter	11	423
Total future minimum lease payments	69	532
Less: imputed interest	11	272
Present value of lease liabilities reported	$58	$260

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
This Quarterly Report on Form 10-Q contains both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Quarterly Report on Form 10-Q. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks described in Item 1A, “Risk Factors,” of the Annual Report on Form 10-K. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements or the risk factors contained in this Quarterly Report on Form 10-Q to reflect new information, future events or otherwise, except as may be required under federal securities laws.
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; supply chain constraints; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; failure to complete or successfully integrate acquisitions; our indebtedness; current and future geopolitical or other worldwide events, including, without limitation, wars or conflicts and public health crises; cybersecurity threats; risks related to the transition or physical impacts of climate change and other natural disasters or meeting sustainability-related voluntary goals or regulatory requirements; our reliance on certain customers; the United States (“U.S.”) defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; risks related to changes in laws and regulations, including increases in compliance costs; potential environmental liabilities; liabilities arising in connection with litigation; risks and costs associated with our international sales and operations; and other factors. Refer to Part II, Item 1A included in this Quarterly Report on Form 10-Q and to Part I, Item 1A of the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.
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

Our business is well diversified due to the broad range of products that we offer to our customers. Our major product offerings, substantially all of which are ultimately provided to end-users in the aerospace industry, include mechanical/electromechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, engineered latching and locking devices, engineered rods, engineered connectors and elastomer sealing solutions, databus and power controls, cockpit security components and systems, specialized and advanced cockpit displays, engineered audio, radio and antenna systems, specialized lavatory components, seat belts and safety restraints, engineered and customized interior surfaces and related components, advanced sensor products, switches and relay panels, thermal protection and insulation, lighting and control technology, parachutes, high performance hoists, winches and lifting devices, cargo loading, handling and delivery systems, specialized flight, wind tunnel and jet engine testing services and equipment, electronic components used in the generation, amplification, transmission and reception of microwave signals and equipment and complex testing and instrumentation solutions. Each of our product offerings is composed of many individual products that are typically customized to meet the needs of a particular aircraft platform or customer.
For the first quarter of fiscal 2025, we generated net sales of $2,006 million and net income attributable to TD Group of $493 million. EBITDA As Defined was $1,061 million, or 52.9% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
In the first quarter of fiscal 2025, demand for air travel remained strong both domestically and internationally. The 2025 leading indicators or industry consensus suggest a continuation of current trends supported by continued revenue passenger kilometer (“RPK”) growth though the ongoing supply chain issues resulting in the delivery of fewer new aircraft deliveries to airlines may adversely impact the rate of RPK growth. In the first quarter of fiscal 2025, commercial aftermarket sales increased compared to the first quarter of fiscal 2024 primarily due to the strong demand for air travel resulting in higher flight hours and utilization of aircraft as global air traffic continues to surpass pre-pandemic levels.
Our commercial transport original equipment manufacturer (“OEM”) shipments and revenues generally run ahead of aircraft delivery schedules. Consistent with prior years, our fiscal 2025 shipments will be a function of, among other things, the estimated 2025 and 2026 commercial aircraft production rates for Boeing and Airbus. Airline demand for new aircraft remains high, and the OEMs are working to increase aircraft production. However, aircraft production rates remain well below pre-pandemic levels as the struggles in the OEM supply chain persist. Other factors, such as the Boeing machinist strike, also has contributed to lower production rates. Due to these factors, it is difficult to accurately predict the OEM build rates for 2025. In the first quarter of fiscal 2025, commercial OEM sales decreased compared to the first quarter of fiscal 2024 primarily due to the adverse impact on aircraft production from the Boeing machinist strike.
Our defense business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of Defense (“DOD”) procurement policy and the extent of global conflicts, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas can increase demand. Likewise, delays in government spending outlays and government funding reprioritization can reduce demand. For a variety of reasons, the military spending outlook is very uncertain, though recent DOD budgets have trended upwards due to recent geopolitical challenges, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, and current military modernization efforts. Defense sales in the first quarter of fiscal 2025 increased compared to the first quarter of fiscal 2024 primarily due to continued improving United States Government (“U.S. Government”) defense spend outlays.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed on November 7, 2024. Refer to Note 1, “Basis of Presentation,” in the notes to the condensed consolidated financial statements included herein for further disclosure of accounting standards recently adopted or required to be adopted in the future.
Acquisitions
Recent acquisitions are described in Note 2, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	December 28, 2024		% of Net Sales	December 30, 2023		% of Net Sales
Net sales	$2,006		100.0%	$1,789		100.0%
Cost of sales	771		38.4%	747		41.8%
Selling and administrative expenses	211		10.5%	220		12.3%
Amortization of intangible assets	50		2.5%	35		2.0%
Income from operations	974		48.6%	787		44.0%
Interest expense-net	378		18.8%	300		16.8%
Other income	(23)		(1.1)%	(1)		(0.1)%
Income tax provision	126		6.3%	106		5.9%
Income from continuing operations	493		24.6%	382		21.4%
Less: Net income attributable to noncontrolling interests	—		—%	—		—%
Net income attributable to TD Group	$493		24.6%	$382		21.4%
Net income applicable to TD Group common stockholders	$444	(1)	22.1%	$281	(1)	15.7%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$7.62	(2)		$4.87	(2)
Cash dividends declared per common share	$—			$35.00
Weighted-average shares outstanding—basic and diluted	58.3			57.7
Other Data:
EBITDA	$1,087	(3)		$859	(3)
EBITDA As Defined	$1,061	(3)	52.9%	$912	(3)	51.0%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalents of $49 million and $101 million for the thirteen week periods December 28, 2024 and December 30, 2023, respectively.
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

Changes in Results of Operations
Thirteen week period ended December 28, 2024 compared with the thirteen week period ended December 30, 2023
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended December 28, 2024 and December 30, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	December 28, 2024	December 30, 2023	Change
Organic sales	$1,894	$1,776	$118	6.6%
Acquisition sales	112	13	99	5.5%
Net sales	$2,006	$1,789	$217	12.1%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. Refer to Note 2, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein for information on the Company's recent acquisitions.
The increase in organic sales of $118 million for the thirteen week period ended December 28, 2024 compared to the thirteen week period ended December 30, 2023 is primarily related to increases in defense sales ($80 million, an increase of 11.8%) and commercial aftermarket sales ($57 million, an increase of 9.9%), partially offset by a decrease in commercial OEM sales ($16 million, a decrease of 4.2%). The increase in defense sales is primarily attributable to continued improving U.S. Government defense spend outlays. The increase in commercial aftermarket sales is primarily attributable to the strong demand for air travel resulting in higher flight hours and utilization of aircraft. The decrease in commercial OEM sales is primarily attributable to the adverse impact on aircraft production from the Boeing machinist strike.
The increase in acquisition sales for the thirteen week period ended December 28, 2024 is primarily attributable to the fiscal 2024 acquisitions of Raptor Scientific, the Electron Device Business of Communications & Power Industries (“CPI's Electron Device Business”), SEI Industries LTD (“SEI”) and FPT Industries LLC (“FPT”).
•Cost of Sales and Gross Profit. Cost of sales increased by $24 million, or 3.2%, to $771 million for the thirteen week period ended December 28, 2024 compared to $747 million for the thirteen week period ended December 30, 2023. Cost of sales and the related percentage of net sales for the thirteen week periods ended December 28, 2024 and December 30, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023	Change	% Change
Cost of sales - excluding costs below	$801	$732	$69	9.4%
% of net sales	39.9%	40.9%
Inventory step-up amortization	7	1	6	600.0%
% of net sales	0.3%	0.1%
Non-cash stock and deferred compensation expense	2	5	(3)	(60.0)%
% of net sales	0.1%	0.3%
Loss contract amortization	(19)	(5)	(14)	(280.0)%
% of net sales	(0.9)%	(0.3)%
Foreign currency (gains) losses	(20)	14	(34)	(242.9)%
% of net sales	(1.0)%	0.8%
Total cost of sales	$771	$747	$24	3.2%
% of net sales	38.4%	41.8%
Gross profit (Net sales less Total cost of sales)	$1,235	$1,042	$193	18.5%
Gross profit percentage (Gross profit / Net sales)	61.6%	58.2%

Cost of sales during the thirteen week period ended December 28, 2024 decreased as a percentage of net sales. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume. Foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, strengthened in the first quarter of fiscal 2025 compared to fiscal 2024, resulting in foreign currency gains recognized in the first quarter of fiscal 2025.
•Selling and Administrative Expenses. Selling and administrative expenses decreased by $9 million, or 4%, to $211 million for the thirteen week period ended December 28, 2024, compared to $220 million, or 12.3% of net sales, for the thirteen week period ended December 30, 2023. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended December 28, 2024 and December 30, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023	Change	% Change
Selling and administrative expenses - excluding costs below	$184	$174	$10	5.7%
% of net sales	9.2%	9.7%
Non-cash stock and deferred compensation expense	23	45	(22)	(48.9)%
% of net sales	1.1%	2.5%
Acquisition integration costs	4	1	3	300.0%
% of net sales	0.2%	0.1%
Total selling and administrative expenses	$211	$220	$(9)	(4.1)%
% of net sales	10.5%	12.3%
Selling and administrative expenses as a percentage of net sales for the thirteen week period ended December 28, 2024 decreased as a percentage of net sales compared to the thirteen week period ended December 30, 2023 primarily driven by the decrease in non-cash stock and deferred compensation expense. The decrease is due to the reduction in the stock price as of December 28, 2024 compared to September 30, 2024, as the stock price is a key input used to determine the Black-Scholes fair value for the non-cash stock compensation expense.
•Amortization of Intangible Assets. Amortization of intangible assets was $50 million for the thirteen week period ended December 28, 2024 compared to $35 million for the thirteen week period ended December 30, 2023. The increase in amortization expense of $15 million was primarily due to the amortization expense recognized on intangible assets from the fiscal 2024 acquisitions.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and original issue discount, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $78 million, or 26.0%, to $378 million for the thirteen week period ended December 28, 2024 from $300 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings (refer to Note 8, “Debt” in the notes to the condensed consolidated financial statements included herein for additional details) and a $10 million decrease in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.2% for the thirteen week period ended December 28, 2024 compared to 6.3% for the thirteen week period ended December 30, 2023.
•Other Income. Other income was $23 million for the thirteen week period ended December 28, 2024 compared to $1 million for the thirteen week period ended December 30, 2023. Other income for the thirteen week period ended December 28, 2024 primarily related to a gain on sale of business. Other income for the thirteen week period ended December 30, 2023 primarily related to the non-service related components of benefit costs on the Company's benefit plans.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 20.4% for the thirteen week period ended December 28, 2024 compared to 21.7% for the thirteen week period ended December 30, 2023. The Company’s lower effective tax rate for the thirteen week period ended December 28, 2024 was primarily due to a less significant impact on the rate from the valuation allowance applicable to the Company's net interest deduction limitation carryforward.

•Net Income Attributable to TD Group. Net income attributable to TD Group increased $111 million, or 29.1%, to $493 million for the thirteen week period ended December 28, 2024 compared to net income attributable to TD Group of $382 million for the thirteen week period ended December 30, 2023, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $7.62 for the thirteen week period ended December 28, 2024 and $4.87 for the thirteen week period ended December 30, 2023. Net income attributable to TD Group for the thirteen week period ended December 28, 2024 of $493 million was decreased by dividend equivalent payments of $49 million, or $0.83 per share, resulting in net income applicable to TD Group common stockholders of $444 million. Net income attributable to TD Group for the thirteen week period ended December 30, 2023 of $382 million was decreased by dividend equivalent payments of $101 million, or $1.75 per share, resulting in net income applicable to TD Group common stockholders of $281 million.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended December 28, 2024 and December 30, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 28, 2024	% of Net Sales	December 30, 2023	% of Net Sales	Change	% Change
Power & Control	$1,027	51.2%	$890	49.7%	$137	15.4%
Airframe	946	47.2%	862	48.2%	84	9.7%
Non-aviation	33	1.6%	37	2.1%	(4)	(10.8)%
Net sales	$2,006	100.0%	$1,789	100.0%	$217	12.1%
Net sales for the Power & Control segment increased $137 million, an increase of 15.4%, for the thirteen week period ended December 28, 2024 compared to the thirteen week period ended December 30, 2023. The sales increase resulted primarily from increases in organic sales in commercial aftermarket ($37 million, an increase of 12.7%) and defense ($31 million, an increase of 7.6%). The increase in commercial aftermarket sales is primarily attributable to the strong demand for air travel resulting in higher flight hours and utilization of aircraft. The increase in defense sales is primarily attributable to due to continued improving U.S. Government defense spend outlays.
Net sales for the Airframe segment increased $84 million, an increase of 9.7%, for the thirteen week period ended December 28, 2024 compared to the thirteen week period ended December 30, 2023. The sales increase resulted primarily from increases in organic sales in defense ($49 million, an increase of 18.6%) and commercial aftermarket ($20 million, an increase of 7.1%). The increase in defense sales and commercial aftermarket sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
Acquisition sales for the Power & Control and Airframe increased approximately $99 million in the aggregate. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation net sales compared to the thirteen week period in the prior fiscal year was not material.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended December 28, 2024 and December 30, 2023 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 28, 2024	% of Segment Net Sales		December 30, 2023	% of Segment Net Sales		Change	% Change
Power & Control	$585	57.0%		$512	57.5%		$73	14.3%
Airframe	516	54.5%		431	50.0%		85	19.7%
Non-aviation	12	36.4%		14	37.8%		(2)	(14.3)%
Total segment EBITDA As Defined	1,113	55.5%		957	53.5%		156	16.3%
Less: Unallocated corporate EBITDA As Defined	52	2.6%	(1)	45	2.5%	(1)	7	15.6%
Total Company EBITDA As Defined	$1,061	52.9%	(1)	$912	51.0%	(1)	$149	16.3%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $73 million, an increase of 14.3%, resulting primarily from the higher organic sales in commercial aftermarket and defense. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategy and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment increased approximately $85 million, an increase of 19.7%. The increase in EBITDA As Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
EBITDA As Defined from acquisitions for the Power & Control and Airframe segments increased approximately $36 million in the aggregate. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year from the respective acquisition date.
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	December 28, 2024	September 30, 2024
Selected Balance Sheet Data:
Cash and cash equivalents	$2,459	$6,261
Working capital (Total current assets less total current liabilities)	3,872	3,690
Total assets	21,515	25,586
Total debt (1)	25,049	24,880
TD Group stockholders’ deficit	(6,258)	(6,290)

(1)Includes debt issuance costs and original issue discount. Reference Note 8, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$752	$636
Investing activities	(24)	(50)
Financing activities	(4,516)	67
Capital expenditures	42	36
Ratio of earnings to fixed charges (1)	2.6x	2.6x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and original issue discount and the “interest component” of rental expense.
Significant Transactions of Fiscal 2025
On October 18, 2024, the Company paid the special cash dividend of $75.00 per outstanding share of common stock declared in September 2024, totaling $4,216 million, and $131 million in cash dividend equivalent payments on vested options outstanding under its stock option plans associated with the September 2024 dividend declaration.
During the first quarter of fiscal 2025, the Company repurchased 252,800 shares of common stock at an average price of 1,248.65 per share for a total amount of $316 million. The Company may make additional share repurchases during the remainder of fiscal 2025. Whether the Company undertakes additional share repurchases or other aforementioned activities will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.
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

The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 11, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of December 28, 2024, approximately 75% of our gross debt was fixed rate.
As of December 28, 2024, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of December 28, 2024
Cash and cash equivalents	$2,459
Availability on revolving credit facility	849
Cash liquidity	$3,308
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
Operating Activities. The Company generated $752 million of net cash from operating activities during the thirteen week period ended December 28, 2024 compared to $636 million during the thirteen week period ended December 30, 2023.
The change in accounts receivable during the thirteen week period ended December 28, 2024 was a source of cash of $80 million compared to a source of cash of $94 million during the thirteen week period ended December 30, 2023. The decrease in the source of cash of $14 million is primarily attributable to the timing of cash receipts. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during the thirteen week period ended December 28, 2024 was a use of cash of $79 million compared to a use of cash of $78 million during the thirteen week period ended December 30, 2023. The slight increase in the use of cash is due to an increase in inventory purchases to support the increase in bookings partially offset by higher sales activity. The Company continues to actively and strategically manage inventory levels in response to the ongoing supply chain challenges.
The change in accounts payable during the thirteen week period ended December 28, 2024 was a use of cash of $3 million compared to a use of cash of $21 million during the thirteen week period ended December 30, 2023. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $24 million during the thirteen week period ended December 28, 2024, consisting primarily of capital expenditures of $42 million and acquisitions of certain product lines completed during the first quarter of 2025 for $29 million; partially offset by other investing transactions inflows of $47 million.
Net cash used in investing activities was $50 million during the thirteen week period ended December 30, 2023, consisting primarily of capital expenditures of $36 million and the acquisition of a certain product line for $13 million.
Financing Activities. Net cash used in financing activities was $4,516 million during the thirteen week period ended December 28, 2024. The use of cash was primarily attributable to dividend and dividend equivalent payments of $4,396 million and repurchases of common stock of $316 million; partially offset by an additional draw from the trade receivable securitization facility, including fees, of $163 million and proceeds from stock option exercises of $35 million.
Net cash provided by financing activities was $67 million during the thirteen week period ended December 30, 2023. The source of cash was primarily attributable to the net proceeds of short-term and long-term debt, including fees, of $2,071 million and proceeds from stock option exercises of $52 million; partially offset by dividend and dividend equivalent payments of $2,038 million.

Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. During the thirteen week period ended December 28, 2024, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facilities
As of December 28, 2024, TransDigm has $8,702 million in fully drawn term loans (the “Term Loans Facility”) and an $910 million revolving credit facility. The Term Loans Facility consists of four tranches of term loans as follows (aggregate principal amount disclosed is as of December 28, 2024):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche I	$1,871 million	August 24, 2028	Term SOFR plus 2.75%
Tranche J	$3,632 million	February 28, 2031	Term SOFR plus 2.50%
Tranche K	$1,699 million	March 22, 2030	Term SOFR plus 2.75%
Tranche L	$1,500 million	January 19, 2032	Term SOFR plus 2.50%
The Term Loans Facility requires quarterly aggregate principal payments of $22 million. Due to the timing of our quarter-end, no payments were made in the first quarter of fiscal 2025. The revolving commitments consist of two tranches which include up to $139 million of multicurrency revolving commitments. At December 28, 2024, the Company had $61 million in letters of credit outstanding and $849 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of Term SOFR plus 2.25%. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum. The maturity date of the revolving credit facility is February 27, 2029.
The interest rates per annum applicable to the Term Loans Facility under the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”) are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to the Term Loans Facility are not subject to a floor. Refer to Note 11, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein for information about how our interest rate swaps, cap and collar agreements are used to hedge and offset, respectively, the variable interest rate portion of our debt.
Indentures
The following table represents the senior subordinated and secured notes outstanding as of December 28, 2024:

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
Guarantor Information
The Subordinated Notes are subordinated to all of our existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, rank equally with all of our existing and future senior subordinated debt and rank senior to all of our future debt that is expressly subordinated to the Subordinated Notes. The Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by TD Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The table set forth in Exhibit 22.1 filed with this Form 10-Q details the primary obligors and guarantors. The guarantees of the Subordinated Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Subordinated Notes. The Subordinated Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.
The Secured Notes are senior secured debt of TransDigm and rank equally in right of payment with all of TransDigm’s existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, and are senior in right of payment to all of TransDigm’s existing and future senior subordinated debt, including the Subordinated Notes. The 2028 Secured Notes are guaranteed on a senior secured basis by TD Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes and 2033 Secured Notes are guaranteed on a senior secured basis by TD Group and each of TransDigm Inc.’s direct and indirect Restricted Subsidiaries (as defined in the applicable indenture) that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm Inc. or any of the guarantors in an aggregate principal amount of at least $200 million. As of the date of this Form 10-Q, the guarantors of the 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes and 2033 Secured Notes are the same as the guarantors of the 2028 Secured Notes. The table set forth in Exhibit 22.1 filed with this Form 10-Q details the primary obligors and guarantors. The guarantees of the Secured Notes rank equally in right of payment with all of the guarantors’ existing and future senior secured debt and are senior in right of payment to all of their existing and future senior subordinated debt. The Secured Notes are structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries.
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

(in millions)	As of December 28, 2024
Current assets	$3,903
Goodwill	8,199
Other non-current assets	3,892
Current liabilities	1,217
Non-current liabilities	25,138
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors-net	(1,680)

Thirteen Week Period Ended
(in millions)	December 28, 2024
Net sales	$1,588
Sales to subsidiaries that are non-issuers and non-guarantors	7
Cost of sales	607
Expense from subsidiaries that are non-issuers and non-guarantors-net	12
Income from operations	341
Net income attributable to TD Group	341
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
As of December 28, 2024, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.

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
During the first quarter of fiscal 2025, the Company drew the remaining $163 million available under the Securitization Facility. As of December 28, 2024, the Company has borrowed $650 million under the Securitization Facility, which is fully drawn. At December 28, 2024, the applicable interest rate was 6.08%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
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
No dividends were declared in the first quarter of fiscal 2025. In September 2024, TransDigm's Board of Directors authorized and declared a special cash dividend of $75.00 on each outstanding share of common stock. On October 18, 2024, the Company paid the special cash dividend, totaling $4,216 million. Dividend equivalent payments are made during the Company's first fiscal quarter each year and also upon payment of any dividends declared. Total dividend equivalent payments in the first quarter of fiscal 2025 were approximately $180 million, $131 million of which was associated with the September 2024 special dividend declaration.
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
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of December 28, 2024, the Company had $61 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023
Net Income	$493	$382
Adjustments:
Depreciation and amortization expense	90	71
Interest expense-net	378	300
Income tax provision	126	106
EBITDA	1,087	859
Adjustments:
Acquisition transaction and integration-related expenses (1)	13	2
Non-cash stock and deferred compensation expense (2)	25	51
Other, net (3)	(64)	—
EBITDA As Defined	$1,061	$912

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

(2)	Represents the compensation expense recognized by TD Group under our stock option plans and deferred compensation plans.

(3)
Primarily represents foreign currency transaction (gains) or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and other miscellaneous (income) expense, such as gain on sale of business.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 28, 2024	December 30, 2023
Net cash provided by operating activities	$752	$636
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	(188)	(111)
Interest expense-net (1)	369	289
Income tax provision-current	128	106
Amortization of inventory step-up	(7)	(1)
Loss contract amortization	19	5
Gain on sale of businesses, net	19	—
Non-cash stock and deferred compensation expense (2)	(25)	(51)
Foreign currency exchange gains (losses)	20	(14)
EBITDA	1,087	859
Adjustments:
Acquisition transaction and integration-related expenses (3)	13	2
Non-cash stock and deferred compensation expense (2)	25	51
Other, net (4)	(64)	—
EBITDA As Defined	$1,061	$912

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and discount on debt.

(2)	Represents the compensation expense recognized by TD Group under our stock option plans and deferred compensation plans.

(3)
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

(4)
Primarily represents foreign currency transaction (gains) or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and other miscellaneous (income) expense, such as gain on sale of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Annual Report on Form 10-K (for the fiscal year ended September 30, 2024, filed on November 7, 2024). These market risks have not materially changed for the first quarter of fiscal year 2025.
ITEM 4. CONTROLS AND PROCEDURES
As of December 28, 2024, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 28, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information with respect to our legal proceedings is contained in Note 13, “Commitments and Contingencies,” in Part IV, Item 15. Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed on November 7, 2024. There have been no material changes to this information.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed on November 7, 2024. There have been no material changes to the risk factors described in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
The following table presents information about repurchases of TransDigm Group Inc. common stock made by us during the first quarter of fiscal year 2025 (in millions, except shares and average price per share data):

			Total Number of Shares	Dollar Value of Shares
	Total Number	Average Price	Repurchased as Part	That May Yet Be
	of Shares	Paid	of Publicly Announced	Purchased Under the
Period	Repurchased	Per Share	Plans or Programs	Plans or Programs (1)
October 1, 2024 - October 26, 2024	—	$—	—	$1,288
October 27, 2024 - November 23, 2024	42,413	1,248.74	42,413	1,235
November 24, 2024 - December 28, 2024	210,387	1,248.64	210,387	972
Total	252,800	$1,248.65	252,800

(1)
On January 27, 2022, our Board of Directors authorized a new stock repurchase program permitting repurchases of our outstanding shares not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program, subject to any restrictions specified in the Credit Agreement and indentures governing the existing Notes. There is no expiration date for this program. Refer to Note 5, “Stock Repurchase Program” in the notes to the condensed consolidated financial statements included herein for further information.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

3.1	Certificate of Amendment of Certificate of Incorporation, filed December 6, 2024, of CPI EDB Intermediate Holdings, Inc.	Filed Herewith
3.2	Certificate of Amendment of Certificate of Incorporation, filed December 6, 2024, of CPI Electron Device Business Inc.	Filed Herewith
22.1	Listing of Subsidiary Guarantors	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2025
Kevin Stein

/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	February 4, 2025
Sarah Wynne