Form 10-Q
period 2025-03-29
TransDigm Group INC
filed 2025-05-06
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2025

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 56,167,085 as of April 30, 2025.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	March 29, 2025	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,426	$6,261
Trade accounts receivable—Net	1,442	1,381
Inventories—Net	2,010	1,876
Prepaid expenses and other	530	511
Total current assets	6,408	10,029
PROPERTY, PLANT AND EQUIPMENT—NET	1,519	1,488
GOODWILL	10,355	10,419
OTHER INTANGIBLE ASSETS—NET	3,422	3,446
OTHER NON-CURRENT ASSETS	201	204
TOTAL ASSETS	$21,905	$25,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$94	$98
Short-term borrowings—trade receivable securitization facility	649	486
Accounts payable	319	323
Dividends payable	—	4,216
Accrued and other current liabilities	1,012	1,216
Total current liabilities	2,074	6,339
LONG-TERM DEBT	24,306	24,296
DEFERRED INCOME TAXES	761	766
OTHER NON-CURRENT LIABILITIES	428	468
Total liabilities	27,569	31,869
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 62,207,948 and 61,904,833 at March 29, 2025 and September 30, 2024, respectively	1	1
Additional paid-in capital	2,981	2,819
Accumulated deficit	(6,407)	(7,362)
Accumulated other comprehensive loss	(171)	(42)
Treasury stock, at cost; 5,984,108 and 5,688,639 shares at March 29, 2025 and September 30, 2024, respectively	(2,075)	(1,706)
Total TD Group stockholders’ deficit	(5,671)	(6,290)
NONCONTROLLING INTERESTS	7	7
Total stockholders’ deficit	(5,664)	(6,283)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,905	$25,586
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
NET SALES	$2,150	$1,919	$4,156	$3,708
COST OF SALES	876	767	1,647	1,515
GROSS PROFIT	1,274	1,152	2,509	2,193
SELLING AND ADMINISTRATIVE EXPENSES	236	248	447	467
AMORTIZATION OF INTANGIBLE ASSETS	47	37	97	72
INCOME FROM OPERATIONS	991	867	1,965	1,654
INTEREST EXPENSE—NET	378	326	756	626
REFINANCING COSTS	—	28	—	28
OTHER INCOME	(9)	(6)	(32)	(8)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	622	519	1,241	1,008
INCOME TAX PROVISION	143	115	269	222
NET INCOME	479	404	972	786
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$479	$403	$972	$785
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$479	$403	$923	$684
Earnings per share attributable to TD Group common stockholders:
Earnings per share	$8.24	$6.97	$15.86	$11.83
Cash dividends declared per common share	$—	$—	$—	$35.00
Weighted-average shares outstanding:
Basic and diluted	58.1	57.8	58.2	57.8
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income	$479	$404	$972	$786
Less: Net income attributable to noncontrolling interests	—	(1)	—	(1)
Net income attributable to TD Group	$479	$403	$972	$785
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	100	(60)	(127)	31
Unrealized (losses) gains on derivatives	(24)	2	(2)	(51)
Pension and post-retirement benefit plans adjustment	—	—	—	—
Other comprehensive income (loss), net of tax, attributable to TD Group	76	(58)	(129)	(20)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$555	$345	$843	$765
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2023	60,995,513	$1	$2,440	$(2,621)	$(98)	(5,688,639)	$(1,706)	$6	$(1,978)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Special dividends ($35.00 per share) and vested dividend equivalents	—	—	—	(2,020)	—	—	—	—	(2,020)
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	26	—	—	—	—	—	26
Stock-based compensation activity	216,150	—	52	—	—	—	—	—	52
Net income attributable to TD Group	—	—	—	382	—	—	—	—	382
Foreign currency translation adjustment, net of tax	—	—	—	—	91	—	—	—	91
Unrealized loss on derivatives, net of tax	—	—	—	—	(53)	—	—	—	(53)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 30, 2023	61,211,663	$1	$2,518	$(4,266)	$(60)	(5,688,639)	$(1,706)	$7	$(3,506)
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	33	—	—	—	—	—	33
Stock-based compensation activity	410,748	—	113	—	—	—	—	—	113
Net income attributable to TD Group	—	—	—	403	—	—	—	—	403
Foreign currency translation adjustment, net of tax	—	—	—	—	(60)	—	—	—	(60)
Unrealized gain on derivatives, net of tax	—	—	—	—	2	—	—	—	2
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—March 30, 2024	61,622,411	$1	$2,664	$(3,870)	$(118)	(5,688,639)	$(1,706)	$7	$(3,022)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2024	61,904,833	$1	$2,819	$(7,362)	$(42)	(5,688,639)	$(1,706)	$7	$(6,283)
Accrued unvested dividend equivalents and other	—	—	—	(8)	—	—	—	—	(8)
Compensation expense recognized for employee stock options	—	—	33	—	—	—	—	—	33
Stock-based compensation activity	118,080	—	35	—	—	—	—	—	35
Stock repurchases under repurchase program	—	—	—	—	—	(252,800)	(316)	—	(316)
Net income attributable to TD Group	—	—	—	493	—	—	—	—	493
Foreign currency translation adjustment, net of tax	—	—	—	—	(227)	—	—	—	(227)
Unrealized gain on derivatives, net of tax	—	—	—	—	22	—	—	—	22
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 28, 2024	62,022,913	$1	$2,887	$(6,877)	$(247)	(5,941,439)	$(2,022)	$7	$(6,251)
Accrued unvested dividend equivalents and other	—	—	—	(9)	—	—	—	—	(9)
Compensation expense recognized for employee stock options	—	—	39	—	—	—	—	—	39
Stock-based compensation activity	185,035	—	55	—	—	—	—	—	55
Stock repurchases under repurchase program	—	—	—	—	—	(42,669)	(53)	—	(53)
Net income attributable to TD Group	—	—	—	479	—	—	—	—	479
Foreign currency translation adjustment, net of tax	—	—	—	—	100	—	—	—	100
Unrealized loss on derivatives, net of tax	—	—	—	—	(24)	—	—	—	(24)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—March 29, 2025	62,207,948	$1	$2,981	$(6,407)	$(171)	(5,984,108)	$(2,075)	$7	$(5,664)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES:
Net income	$972	$786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81	71
Amortization of intangible assets and product certification costs	98	72
Amortization of debt issuance costs, original issue discount and premium	19	22
Amortization of inventory step-up	7	3
Amortization of loss contract reserves	(30)	(17)
Refinancing costs	—	28
Gain on sale of businesses, net	(19)	—
Non-cash stock and deferred compensation expense	73	111
Deferred income taxes	(2)	(1)
Foreign currency exchange (gains) losses	(10)	5
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(66)	36
Inventories	(123)	(114)
Income taxes receivable	(107)	(136)
Other assets	12	(23)
Accounts payable	(2)	(9)
Accrued interest	127	61
Accrued and other liabilities	(130)	(30)
Net cash provided by operating activities	900	865
INVESTING ACTIVITIES:
Capital expenditures	(98)	(84)
Acquisition of businesses, net of cash acquired	(140)	(87)
Other investing transactions	47	—
Net cash used in investing activities	(191)	(171)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	89	165
Dividends and dividend equivalent payments	(4,396)	(2,038)
Repurchases of common stock	(369)	—
Proceeds from issuance of senior secured notes, net	—	5,887
Repayments of senior secured notes	—	(4,400)
Proceeds from term loans, net	—	2,689
Proceeds from trade receivable securitization facility, net	163	99
Repayment on term loans	(22)	(1,730)
Financing costs and other, net	(5)	(4)
Net cash (used in) provided by financing activities	(4,540)	668
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4)	4
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,835)	1,366
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,261	3,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,426	$4,838
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$597	$545
Cash paid during the period for income taxes, net of refunds	$372	$350
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEK PERIODS ENDED MARCH 29, 2025 AND MARCH 30, 2024
(UNAUDITED)

1.    BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the terms “the Company,” “TD Group,” “TransDigm,” “we,” “us,” “our,” and similar references refer to TransDigm Group Incorporated and its subsidiaries.
Principles of Consolidation
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2024 included in TD Group’s Annual Report on Form 10-K filed on November 7, 2024. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2024 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 29, 2025 are not necessarily indicative of the results to be expected for the full year.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the statement of income. The standard is effective for fiscal years beginning after December 15, 2026 (fiscal 2028), and for interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029), on a retrospective or prospective basis, with early adoption permitted. The Company is currently evaluating this standard to determine its impact on our disclosures.

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
As of March 29, 2025, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of Raptor Scientific are subject to adjustment until the end of the respective measurement period, including those related to deferred taxes and income taxes.
The Company accounted for the acquisition of Raptor Scientific using the acquisition method of accounting and a third-party valuation appraisal and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price was allocated to identifiable assets and liabilities based upon the respective fair value at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The fair values of acquired intangibles are determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. Certain assumptions include the discount rates and other assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the twenty-six week period March 30, 2024 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the acquisition of Raptor Scientific as of the July 31, 2024 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, is summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$9	$—	$9
Inventories	22	(1)	21
Prepaid expenses and other	4	—	4
Property, plant and equipment	2	—	2
Goodwill	426	(61)	365	(1)
Other intangible assets	197	67	264	(1)
Other non-current assets	5	—	5
Total assets acquired (excluding cash)	665	5	670
Liabilities assumed:
Accounts payable	1	—	1
Accrued and other current liabilities	13	3	16
Deferred income taxes	—	3	3
Other non-current liabilities	4	—	4
Total liabilities assumed	18	6	24
Net assets acquired	$647	$(1)	$646

(1)Of the approximately $365 million of goodwill recognized for the acquisition, the Company expects that approximately $350 million of goodwill will be deductible for tax purposes. Of the approximately $264 million of other intangible assets recognized for the acquisition, the Company expects that approximately $251 million will be deductible for tax purposes. The goodwill and intangible assets are expected to be deductible over 15 years.

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
As of March 29, 2025, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of CPI's Electron Device Business are subject to adjustment until the end of the respective measurement period, including those related to deferred taxes and income taxes.
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
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the twenty-six week period March 30, 2024 are not material and, accordingly, are not provided.
The allocation of the estimated fair value of assets acquired and liabilities assumed in the acquisition of CPI's Electron Device Business as of the June 6, 2024 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, is summarized in the table below (in millions):

	Preliminary	Measurement Period	Adjusted Preliminary
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$40	$—	$40
Inventories	81	(1)	80
Prepaid expenses and other	64	(1)	63
Property, plant and equipment	137	31	168
Goodwill	844	(92)	752	(1)
Other intangible assets	368	141	509	(1)
Other non-current assets	15	(14)	1
Total assets acquired (excluding cash)	1,549	64	1,613
Liabilities assumed:
Accounts payable	18	(1)	17
Accrued and other current liabilities	45	19	64
Deferred income taxes	89	55	144
Other non-current liabilities	12	(10)	2
Total liabilities assumed	164	63	227
Net assets acquired	$1,385	$1	$1,386

(1)None of the approximately $752 million of goodwill and $509 million of other intangible assets recognized for the acquisition is expected to be deductible for tax purposes.
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
As of March 29, 2025, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the acquisition of SEI are subject to adjustment until the end of the respective measurement period.
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
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the twenty-six week period March 30, 2024 are not material and, accordingly, are not provided.
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
The Company accounted for the FPT acquisition using the acquisition method of accounting and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price was allocated to identifiable assets and liabilities based upon the respective fair value at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. Of the approximately $35 million of goodwill recognized for the acquisition, $9 million is deductible for tax purposes over 15 years. None of the approximately $19 million of other intangible assets recognized for the acquisition is deductible for tax purposes.
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the twenty-six week period March 30, 2024 are not material and, accordingly, are not provided.
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
Extant Aerospace Acquisitions – For the twenty-six week period ended March 29, 2025, the Company's Extant Aerospace subsidiary, which is included within TransDigm’s Power & Control segment, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $113 million. The Company accounted for the acquisitions using the acquisition method of accounting and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $43 million of goodwill and $33 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years.
For the fiscal year ended September 30, 2024, the Company's Extant Aerospace subsidiary completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $86 million. The Company expects that all of the approximately $40 million of goodwill and $22 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years.
Pro forma net sales and results of operations for the Extant Aerospace product line acquisitions, had they occurred at the beginning of the twenty-six week periods ended March 29, 2025 or March 30, 2024 are not material and, accordingly, are not provided.

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

	March 29, 2025	September 30, 2024
Contract assets, current (1)	$250	$270
Contract assets, non-current (2)	65	31
Total contract assets	315	301
Contract liabilities, current (3)	141	168
Contract liabilities, non-current (4)	8	9
Total contract liabilities	149	177
Net contract assets	$166	$124

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
The increase in non-current contract assets is attributable to expected customer billing of certain contracts exceeding one year from March 29, 2025. For the twenty-six week period ended March 29, 2025, the revenue recognized that was included in the contract liabilities was approximately $102 million.
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
As of March 29, 2025 and September 30, 2024, the allowance for uncollectible accounts was $31 million and $32 million, respectively. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team.

4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Numerator for earnings per share:
Net income	$479	$404	$972	$786
Less: Net income attributable to noncontrolling interests	—	(1)	—	(1)
Net income attributable to TD Group	479	403	972	785
Less: Dividends paid on participating securities	—	—	(49)	(101)
Net income applicable to TD Group common stockholders—basic and diluted	$479	$403	$923	$684
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	56.1	55.7	56.2	55.6
Vested options deemed participating securities	2.0	2.1	2.0	2.2
Total shares for basic and diluted earnings per share	58.1	57.8	58.2	57.8
Earnings per share—basic and diluted	$8.24	$6.97	$15.86	$11.83
5.    STOCK REPURCHASE PROGRAM
Occasionally at management's discretion, the Company repurchases its common stock in the open market, depending on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors. On January 27, 2022, the Board of Directors of the Company (the “Board”) authorized a new stock repurchase program to permit repurchases of its outstanding common stock not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program previously authorized by the Board on November 8, 2017, subject to any restrictions specified in the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”), and indentures governing the Company's existing Notes. There is no expiration date for this program.
During the second quarter of fiscal 2025, the Company repurchased 42,669 shares of common stock at an average price of $1,249.52 per share for a total amount of $53 million. For the twenty-six week period ended March 29, 2025, the Company repurchased 295,469 shares of common stock at an average price of $1,248.78 per share for a total amount of $369 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of March 29, 2025, $919 million remains available for repurchase under the $2,200 million stock repurchase program.
Subsequent Event – April Share Repurchase Activity – In April 2025, the Company repurchased 105,567 shares of common stock at an average price of $1,240.91 per share for a total amount of $131 million.
6.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	March 29, 2025	September 30, 2024
Raw materials and purchased component parts	$1,460	$1,314
Work-in-progress	528	508
Finished goods	269	290
Total	2,257	2,112
Reserves for excess and obsolete inventory	(247)	(236)
Inventories—Net	$2,010	$1,876

7.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	March 29, 2025			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,141	$—	$1,141	$1,165	$—	$1,165
Technology	2,573	1,061	1,512	2,510	1,003	1,507
Order backlog	48	17	31	61	13	48
Customer relationships	930	197	733	895	175	720
Other	11	6	5	12	6	6
Total	$4,703	$1,281	$3,422	$4,643	$1,197	$3,446
The aggregate amortization expense on identifiable intangible assets is approximately $47 million and $37 million for the thirteen week periods ended March 29, 2025 and March 30, 2024, respectively. The aggregate amortization expense on identifiable intangibles assets is approximately $97 million and $72 million for the twenty-six week periods ended March 29, 2025 and March 30, 2024, respectively.
Intangible assets acquired during the twenty-six week period ended March 29, 2025 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$60
Trademarks and trade names	1
	61
Intangible assets subject to amortization:
Technology	24	10 years
Order backlog	4	1 year
Customer relationships	8	10 years
	36
Total	$97
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2024 through March 29, 2025 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2024	$5,020	$5,306	$93	$10,419
Goodwill acquired during the period	60	—	—	60
Purchase price allocation adjustments (1)	6	(61)	—	(55)
Currency translation adjustments and other	(21)	(39)	(9)	(69)
Balance at March 29, 2025	$5,065	$5,206	$84	$10,355

(1)Primarily related to the opening balance sheet adjustments recorded from the acquisition of Raptor Scientific (Airframe) completed during the fourth quarter of fiscal 2024 and CPI's Electron Device Business (Power & Control) completed during the third quarter of fiscal 2024, within the allowable measurement period (not to exceed one year). Refer to Note 2, “Acquisitions,” for further information.
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have assessed the changes in events and circumstances through the second quarter of fiscal 2025 and concluded that no triggering events occurred that required an interim test.

8.    DEBT
The Company’s debt consists of the following (in millions):

	March 29, 2025
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$650	$(1)	$—	$649
Term loans	$8,680	$(23)	$(31)	$8,626
5.50% senior subordinated notes due 2027 (“5.50% 2027 Notes”)	2,650	(8)	—	2,642
6.75% secured notes due 2028 (“2028 Secured Notes”)	2,100	(13)	(7)	2,080
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(5)	—	1,195
6.375% secured notes due 2029 (“2029 Secured Notes”)	2,750	(20)	(1)	2,729
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(4)	—	746
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(11)	—	1,439
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(8)	(6)	986
6.625% secured notes due 2032 (“2032 Secured Notes”)	2,200	(18)	—	2,182
6.00% secured notes due 2033 (“2033 Secured Notes”)	1,500	(13)	—	1,487
Government refundable advances	11	—	—	11
Finance lease obligations	277	—	—	277
	24,568	(123)	(45)	24,400
Less: current portion	94	—	—	94
Long-term debt	$24,474	$(123)	$(45)	$24,306

	September 30, 2024
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$487	$(1)	$—	$486
Term loans	$8,702	$(25)	$(35)	$8,642
5.50% 2027 Notes	2,650	(9)	—	2,641
2028 Secured Notes	2,100	(15)	(8)	2,077
4.625% 2029 Notes	1,200	(6)	—	1,194
2029 Secured Notes	2,750	(22)	(1)	2,727
4.875% 2029 Notes	750	(4)	—	746
2030 Secured Notes	1,450	(12)	—	1,438
2031 Secured Notes	1,000	(9)	(7)	984
2032 Secured Notes	2,200	(20)	—	2,180
2033 Secured Notes	1,500	(14)	—	1,486
Government refundable advances	17	—	—	17
Finance lease obligations	262	—	—	262
	24,581	(136)	(51)	24,394
Less: current portion	99	(1)	—	98
Long-term debt	$24,482	$(135)	$(51)	$24,296
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $312 million and $185 million as of March 29, 2025 and September 30, 2024, respectively.

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
On July 12, 2024, the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $450 million to $650 million; and (ii) extend the maturity date to July 11, 2025 at an interest rate of Term SOFR plus 1.45% compared to an interest rate of Term SOFR plus 1.60% that applied prior to the amendment. The Company drew the remaining $163 million available under the Securitization Facility in the first quarter of fiscal 2025. At March 29, 2025 and September 30, 2024, the applicable interest rate was 5.75% and 6.73%, respectively.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of March 29, 2025 and September 30, 2024, the outstanding balance of these advances was $11 million and $17 million, respectively.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $277 million and $262 million at March 29, 2025 and September 30, 2024, respectively. Refer to Note 14, “Leases,” for further disclosure of the Company's lease obligations.
9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended March 29, 2025 and March 30, 2024, the effective income tax rate was 23.0% and 22.2%, respectively. During the twenty-six week periods ended March 29, 2025 and March 30, 2024, the effective income tax rate was 21.7% and 22.0%, respectively. The Company’s higher effective income tax rate for the thirteen week period ended March 29, 2025 was primarily due to a less significant discrete benefit associated with share-based payments compared to the prior period. The Company’s lower effective income tax rate for the twenty-six week period ended March 29, 2025 was impacted by the geographic (i.e., U.S. vs. non-U.S.) mix of our pre-tax earnings. The Company’s effective income tax rate for the thirteen and twenty-six week periods ended March 29, 2025 was higher than the federal statutory tax rate of 21% primarily due to an increase in the valuation allowance applicable to the Company’s net interest deduction limitation offset by the discrete impact of excess tax benefits associated with share-based payments.
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
Unrecognized tax benefits at March 29, 2025 and September 30, 2024, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $14 million. The Company classifies all income tax-related interest and penalties as income tax expense, which were not significant for the thirteen and twenty-six week periods ended March 29, 2025 and March 30, 2024. As of March 29, 2025 and September 30, 2024, the Company accrued $4 million for the potential payment of interest and penalties. Within the next twelve months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $2 million resulting primarily from the resolution of tax examinations. Any increase in the amount of unrecognized tax benefits within the next twelve months is not expected to be material.
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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		March 29, 2025		September 30, 2024
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,426	$2,426	$6,261	$6,261
Interest rate swap agreements (1)	2	23	23	34	34
Interest rate cap agreements (1)	2	14	14	20	20
Foreign currency forward exchange contracts (1)	2	—	—	3	3
Interest rate collar agreements (2)	2	9	9	3	3
Liabilities:
Interest rate swap agreements (3)	2	1	1	1	1
Interest rate cap agreements (3)	2	—	—	1	1
Foreign currency forward exchange contracts (3)	2	2	2	—	—
Interest rate collar agreements (4)	2	—	—	8	8
Short-term borrowings - trade receivable securitization facility (5)	2	649	649	486	486
Long-term debt, including current portion:
Term loans (5)	2	8,626	8,664	8,642	8,694
5.50% 2027 Notes (5)	1	2,642	2,617	2,641	2,637
2028 Secured Notes (5)	1	2,080	2,129	2,077	2,160
4.625% 2029 Notes (5)	1	1,195	1,137	1,194	1,160
2029 Secured Notes (5)	1	2,729	2,778	2,727	2,836
4.875% 2029 Notes (5)	1	746	712	746	729
2030 Secured Notes (5)	1	1,439	1,483	1,438	1,519
2031 Secured Notes (5)	1	986	1,029	984	1,058
2032 Secured Notes (5)	1	2,182	2,228	2,180	2,291
2033 Secured Notes (5)	1	1,487	1,476	1,486	1,521
Government refundable advances	2	11	11	17	17
Finance lease obligations	2	277	276	262	262

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
(5)The carrying amount of the debt instrument is presented net of debt issuance costs and original issue discount. Refer to Note 8, “Debt,” for gross carrying amounts.
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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at March 29, 2025 and September 30, 2024.
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
The tables below summarize the key terms of the swaps, cap and collars as of March 29, 2025 (aggregated by effective date).
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

	March 29, 2025		September 30, 2024
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$14	$—	$20	$1
Interest rate collar agreements	9	—	3	8
Interest rate swap agreements	23	1	34	1
Net derivatives as classified in the condensed consolidated balance sheets (1)	$46	$1	$57	$10

(1)Refer to Note 10, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of the Company's interest rate swap, cap and collar agreements.

Based on the fair value amounts determined as of March 29, 2025, the estimated net amount of existing (gains) losses and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately $(12) million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At March 29, 2025, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $59 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at March 29, 2025 is six months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles. As of March 29, 2025, the Company expects to record a net loss of approximately $2 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months.
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

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$238	$203	$433	$382
Commercial and non-aerospace aftermarket	337	295	678	595
Defense	533	422	1,023	833
Total Power & Control	1,108	920	2,134	1,810

Airframe
Commercial and non-aerospace OEM	305	331	583	625
Commercial and non-aerospace aftermarket	356	313	690	615
Defense	341	315	676	581
Total Airframe	1,002	959	1,949	1,821

Total Non-aviation	40	40	73	77

Net Sales	$2,150	$1,919	$4,156	$3,708
The following table reconciles EBITDA As Defined by segment to consolidated income from operations before income taxes (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
EBITDA As Defined
Power & Control	$636	$523	$1,222	$1,035
Airframe	529	510	1,045	940
Non-aviation	16	16	28	30
Total segment EBITDA As Defined	1,181	1,049	2,295	2,005
Less: Unallocated corporate EBITDA As Defined	19	28	71	72
Total Company EBITDA As Defined	1,162	1,021	2,224	1,933
Depreciation and amortization expense	89	74	179	143
Interest expense-net	378	326	756	626
Acquisition transaction and integration-related expenses	9	14	22	16
Non-cash stock and deferred compensation expense	48	60	73	111
Refinancing costs	—	28	—	28
Other, net	16	—	(47)	1
Income from continuing operations before income taxes	$622	$519	$1,241	$1,008
The following table presents total assets by segment (in millions):

	March 29, 2025	September 30, 2024
Total assets
Power & Control	$9,462	$9,180
Airframe	10,092	10,045
Non-aviation	190	193
Corporate	2,161	6,168
	$21,905	$25,586

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCL”), net of taxes, for the twenty-six week periods ended March 29, 2025 and March 30, 2024 (in millions):

	Unrealized gains (losses) on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2024	$19	$1	$(62)	$(42)
Net current-period other comprehensive loss (4)	(2)	—	(127)	(129)
Balance at March 29, 2025	$17	$1	$(189)	$(171)

Balance at September 30, 2023	$143	$2	$(243)	$(98)
Net current-period other comprehensive (loss) income (4)	(51)	—	31	(20)
Balance at March 30, 2024	$92	$2	$(212)	$(118)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of tax (expense) benefit, of $8 million and $(1) million for the thirteen week periods ended March 29, 2025 and March 30, 2024, respectively, and $1 million and $17 million for the twenty-six week periods ended March 29, 2025 and March 30, 2024, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity on the defined pension plan and postretirement benefit plan for the thirteen and twenty-six week periods ended March 29, 2025 and March 30, 2024.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
(4)Presented net of reclassifications out of AOCL into earnings, specifically net sales and interest expense-net, for realized (losses) gains on derivatives designated and qualifying as cash flow hedges of $(1) million (net of taxes of less than $(1) million) and $18 million (net of taxes of $6 million), respectively, for the twenty-six week period ended March 29, 2025 and $(2) million (net of taxes of $(1) million) and $55 million (net of taxes of $17 million), respectively, for the twenty-six week period ended March 30, 2024.
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

The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	Classification	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Operating lease cost	Cost of sales or selling and administrative expenses	$6	$5	$12	$10
Finance lease cost:
Amortization of leased assets	Cost of sales	3	3	7	6
Interest on lease liabilities	Interest expense-net	5	4	9	7
Total lease cost		$14	$12	$28	$23
Supplemental cash flow information related to leases is as follows (in millions):

	Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11	$10
Operating cash outflows from finance leases	8	6
Financing cash outflows from finance leases	4	3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$2
Financing leases	17	65
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	March 29, 2025	September 30, 2024
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$52	$61

Current operating lease liabilities	Accrued and other current liabilities	17	19
Long-term operating lease liabilities	Other non-current liabilities	37	43
Total operating lease liabilities		$54	$62

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment-net	$255	$252

Current finance lease liabilities	Current portion of long-term debt	7	6
Long-term finance lease liabilities	Long-term debt	270	256
Total finance lease liabilities		$277	$262
As of March 29, 2025, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	5.4 years
Finance leases	20.5 years

Weighted-average discount rate
Operating leases	6.1%
Finance leases	7.0%

Maturities of lease liabilities at March 29, 2025 are as follows (in millions):

	Operating Leases	Finance Leases
2025	$19	$20
2026	14	24
2027	10	24
2028	6	24
2029	4	25
Thereafter	11	445
Total future minimum lease payments	64	562
Less: imputed interest	10	285
Present value of lease liabilities reported	$54	$277

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
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Quarterly Report on Form 10-Q include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; supply chain constraints; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; failure to complete or successfully integrate acquisitions; our indebtedness; current and future geopolitical or other worldwide events, including, without limitation, wars or conflicts and public health crises; cybersecurity threats; risks related to the transition or physical impacts of climate change and other natural disasters or meeting sustainability-related voluntary goals or regulatory requirements; our reliance on certain customers; the United States (“U.S.”) defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; risks related to changes in laws and regulations, including increases in compliance costs and potential changes in trade policies and tariffs; potential environmental liabilities; liabilities arising in connection with litigation; risks and costs associated with our international sales and operations; and other factors. Refer to Part II, Item 1A included in this Quarterly Report on Form 10-Q and to Part I, Item 1A of the Annual Report on Form 10-K for additional information regarding the foregoing factors that may affect our business.
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
For the second quarter of fiscal 2025, we generated net sales of $2,150 million and net income attributable to TD Group of $479 million. EBITDA As Defined was $1,162 million, or 54.0% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
In the first half of fiscal 2025, demand for air travel remained strong both domestically and internationally. The 2025 leading indicators or industry consensus suggest a continuation of current trends supported by continued revenue passenger kilometer (“RPK”) growth though the ongoing supply chain issues resulting in the delivery of fewer new aircraft deliveries to airlines may adversely impact the rate of RPK growth. Recent RPK statistics indicate a softening in the growth rate, particularly in North America. In the first half of fiscal 2025, commercial aftermarket sales increased compared to the first half of fiscal 2024 primarily due to the strong demand for air travel resulting in higher flight hours and utilization of aircraft as global air traffic continues to surpass pre-pandemic levels. We continue to closely monitor the economic environment, including its impact on airline capacity as several airlines have announced potential capacity reductions. At this time, we are seeing minimal impact on our commercial aftermarket.
Our commercial transport original equipment manufacturer (“OEM”) shipments and revenues generally run ahead of aircraft delivery schedules. Consistent with prior years, our fiscal 2025 shipments will be a function of, among other things, the estimated 2025 and 2026 commercial aircraft production rates for Boeing and Airbus. Airline demand for new aircraft remains high and the OEMs are working to increase aircraft production. However, aircraft production rates remain well below pre-pandemic levels as the struggles in the OEM supply chain and labor challenges persist but continue to improve. The recent tariff actions and potentially weakening economic environment, and Boeing machinist strike, which affected its 737 MAX, 767 and 777 production lines, make it difficult to accurately predict the OEM build rates for 2025, though progress continues to be made in the build rates, particularly with the 737 MAX, since the resolution of the strike in the first quarter of fiscal 2025. In the first half of fiscal 2025, the impact across TransDigm's operating units has been uneven and varied, resulting in commercial OEM sales slightly decreasing compared to the first half of fiscal 2024.
Our defense business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of Defense (“DOD”) procurement policy and the extent of global conflicts, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas can increase demand. Likewise, delays in government spending outlays and government funding reprioritization can reduce demand. For a variety of reasons, the military spending outlook is very uncertain, though recent DOD budgets have trended upwards due to recent geopolitical challenges, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, and current military modernization efforts. Defense sales in the first half of fiscal 2025 increased compared to the first half of fiscal 2024 primarily due to continued improving United States Government (“U.S. Government”) defense spend outlays.
Recently, the U.S. Government announced new or higher tariffs on goods imported into the U.S. from numerous countries and multiple nations countered with reciprocal tariffs and other actions in response. The U.S. Government stated that it is willing to negotiate with other countries regarding the tariffs. TransDigm is primarily a domestic manufacturer as the majority of its operations are in the U.S. and mainly sources in the U.S. for its U.S.-based production. Because of this and other factors such as the applicability of the United States-Mexico-Canada Agreement, we do not expect the tariffs to have a significant impact on our fiscal 2025 operating results. We will continue to monitor the developments on tariffs and other changes in trade policy for its potential impact on the economic environment and on our business and operating results.

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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	March 29, 2025		% of Net Sales	March 30, 2024		% of Net Sales
Net sales	$2,150		100.0%	$1,919		100.0%
Cost of sales	876		40.7%	767		40.0%
Selling and administrative expenses	236		11.0%	248		12.9%
Amortization of intangible assets	47		2.2%	37		1.9%
Income from operations	991		46.1%	867		45.2%
Interest expense-net	378		17.6%	326		17.0%
Refinancing costs	—		—%	28		1.5%
Other income	(9)		(0.4)%	(6)		(0.3)%
Income tax provision	143		6.7%	115		6.0%
Income from continuing operations	479		22.3%	404		21.1%
Less: Net income attributable to noncontrolling interests	—		—%	(1)		(0.1)%
Net income attributable to TD Group	$479		22.3%	$403		21.0%
Net income applicable to TD Group common stockholders	$479	(1)	22.3%	$403	(1)	21.0%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$8.24	(2)		$6.97	(2)
Weighted-average shares outstanding—basic and diluted	58.1			57.8
Other Data:
EBITDA	$1,089	(3)		$919	(3)
EBITDA As Defined	$1,162	(3)	54.0%	$1,021	(3)	53.2%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalents. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended March 29, 2025 and March 30, 2024.
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

	Twenty-Six Week Periods Ended
	March 29, 2025		% of Net Sales	March 30, 2024		% of Net Sales
Net sales	$4,156		100.0%	$3,708		100.0%
Cost of sales	1,647		39.6%	1,515		40.9%
Selling and administrative expenses	447		10.8%	467		12.6%
Amortization of intangible assets	97		2.3%	72		1.9%
Income from operations	1,965		47.3%	1,654		44.6%
Interest expense-net	756		18.2%	626		16.9%
Refinancing costs	—		—%	28		0.8%
Other income	(32)		(0.8)%	(8)		(0.2)%
Income tax provision	269		6.5%	222		6.0%
Income from continuing operations	972		23.4%	786		21.2%
Less: Net income attributable to noncontrolling interests	—		—%	(1)		—%
Net income attributable to TD Group	$972		23.4%	$785		21.2%
Net income applicable to TD Group common stockholders	$923	(1)	22.2%	$684	(1)	18.4%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$15.86	(2)		$11.83	(2)
Cash dividends declared per common share	$—			$35.00
Weighted-average shares outstanding—basic and diluted	58.2			57.8
Other Data:
EBITDA	$2,176	(3)		$1,777	(3)
EBITDA As Defined	$2,224	(3)	53.5%	$1,933	(3)	52.1%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $49 million and $101 million for the twenty-six week periods ended March 29, 2025 and March 30, 2024, respectively.
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

Changes in Results of Operations
Thirteen week period ended March 29, 2025 compared with the thirteen week period ended March 30, 2024
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended March 29, 2025 and March 30, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	March 29, 2025	March 30, 2024	Change
Organic sales	$2,034	$1,902	$132	6.9%
Acquisition sales	116	17	99	5.1%
Net sales	$2,150	$1,919	$231	12.0%
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
The increase in organic sales of $132 million for the thirteen week period ended March 29, 2025 compared to the thirteen week period ended March 30, 2024 is primarily related to increases in commercial aftermarket sales ($77 million, an increase of 13.3%) and defense sales ($69 million, an increase of 9.5%), partially offset by a slight decrease in commercial OEM sales ($1 million, a decrease of 0.2%). The increase in commercial aftermarket sales is primarily attributable to the strong demand for air travel resulting in higher flight hours and utilization of aircraft. The increase in defense sales is primarily attributable to continued improving U.S. Government defense spend outlays. The slight decrease in commercial OEM sales is primarily attributable to the adverse impact on aircraft production from the Boeing machinist strike.
The increase in acquisition sales for the thirteen week period ended March 29, 2025 is primarily attributable to the fiscal 2024 acquisitions of Raptor Scientific, the Electron Device Business of Communications & Power Industries (“CPI's Electron Device Business”), SEI Industries LTD (“SEI”) and FPT Industries LLC (“FPT”).
•Cost of Sales and Gross Profit. Cost of sales increased by $109 million, or 14.2%, to $876 million for the thirteen week period ended March 29, 2025 compared to $767 million for the thirteen week period ended March 30, 2024. Cost of sales and the related percentage of net sales for the thirteen week periods ended March 29, 2025 and March 30, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 29, 2025	March 30, 2024	Change	% Change
Cost of sales - excluding costs below	$871	$780	$91	11.7%
% of net sales	40.5%	40.6%
Foreign currency losses (gains)	10	(9)	19	211.1%
% of net sales	0.5%	(0.5)%
Non-cash stock and deferred compensation expense	5	6	(1)	(16.7)%
% of net sales	0.2%	0.3%
Inventory step-up amortization	1	2	(1)	(50.0)%
% of net sales	—%	0.1%
Loss contract amortization	(11)	(12)	1	8.3%
% of net sales	(0.5)%	(0.6)%
Total cost of sales	$876	$767	$109	14.2%
% of net sales	40.7%	40.0%
Gross profit (Net sales less Total cost of sales)	$1,274	$1,152	$122	10.6%
Gross profit percentage (Gross profit / Net sales)	59.3%	60.0%

Cost of sales during the thirteen week period ended March 29, 2025 increased as a percentage of net sales. This was primarily driven by foreign currency losses recognized in the second quarter of fiscal 2025 as foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, weakened in the second quarter of fiscal 2025 compared to fiscal 2024. Excluding the impact of foreign currency losses (gains), cost of sales during the thirteen week period ended March 29, 2025 slightly decreased as a percentage of net sales. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume.
•Selling and Administrative Expenses. Selling and administrative expenses decreased by $12 million, or 4.8%, to $236 million for the thirteen week period ended March 29, 2025, compared to $248 million, or 12.9% of net sales, for the thirteen week period ended March 30, 2024. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended March 29, 2025 and March 30, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 29, 2025	March 30, 2024	Change	% Change
Selling and administrative expenses - excluding costs below	$188	$184	$4	2.2%
% of net sales	8.7%	9.6%
Non-cash stock and deferred compensation expense	43	53	(10)	(18.9)%
% of net sales	2.0%	2.8%
Acquisition integration costs	4	1	3	300.0%
% of net sales	0.2%	0.1%
Acquisition transaction-related expenses	1	10	(9)	(90.0)%
% of net sales	—%	0.5%
Total selling and administrative expenses	$236	$248	$(12)	(4.8)%
% of net sales	11.0%	12.9%
Selling and administrative expenses as a percentage of net sales for the thirteen week period ended March 29, 2025 decreased compared to the thirteen week period ended March 30, 2024 primarily due to the decrease in non-cash stock and deferred compensation expense and acquisition transaction-related expenses.
•Amortization of Intangible Assets. Amortization of intangible assets was $47 million for the thirteen week period ended March 29, 2025 compared to $37 million for the thirteen week period ended March 30, 2024. The increase in amortization expense of $10 million was primarily due to the amortization expense recognized on intangible assets from the fiscal 2024 acquisitions.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and original issue discount, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $52 million, or 16.0%, to $378 million for the thirteen week period ended March 29, 2025 from $326 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings and a $27 million decrease in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.1% for the thirteen week period ended March 29, 2025 compared to 6.3% for the thirteen week period ended March 30, 2024.
•Refinancing Costs. No refinancing costs were incurred for the thirteen week period ended March 29, 2025. Refinancing costs of $28 million incurred for the thirteen week period ended March 30, 2024 were primarily related to the write-off of unamortized debt issuance costs recorded in conjunction with the redemption of the 6.25% secured notes due 2026 (“2026 Secured Notes”), which was completed during the thirteen week period ended March 30, 2024.
•Other Income. Other income was $9 million for the thirteen week period ended March 29, 2025 compared to $6 million for the thirteen week period ended March 30, 2024. Other income for the thirteen week period ended March 29, 2025 primarily related to royalty and other income and the non-service related components of benefit costs on the Company's benefit plans. Other income for the thirteen week period ended March 30, 2024 primarily related to royalty and other income and the non-service related components of benefit costs on the Company's benefit plans.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 23.0% for the thirteen week period ended March 29, 2025 compared to 22.2% for the thirteen week period ended March 30, 2024. The Company’s higher effective tax rate for the thirteen week period ended March 29, 2025 was primarily due to a less significant discrete benefit associated with share-based payments compared to the prior period.

•Net Income Attributable to TD Group. Net income attributable to TD Group increased $76 million, or 18.9%, to $479 million for the thirteen week period ended March 29, 2025 compared to net income attributable to TD Group of $403 million for the thirteen week period ended March 30, 2024, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $8.24 for the thirteen week period ended March 29, 2025 and $6.97 for the thirteen week period ended March 30, 2024.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended March 29, 2025 and March 30, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 29, 2025	% of Net Sales	March 30, 2024	% of Net Sales	Change	% Change
Power & Control	$1,108	51.5%	$920	47.9%	$188	20.4%
Airframe	1,002	46.6%	959	50.0%	43	4.5%
Non-aviation	40	1.9%	40	2.1%	—	—%
Net sales	$2,150	100.0%	$1,919	100.0%	$231	12.0%
Net sales for the Power & Control segment increased $188 million, an increase of 20.4%, for the thirteen week period ended March 29, 2025 compared to the thirteen week period ended March 30, 2024. The sales increase resulted primarily from increases in organic sales in defense ($55 million, an increase of 13.0%) and commercial aftermarket ($34 million, an increase of 12.1%). The increase in defense sales is primarily attributable to continued improving U.S. Government defense spend outlays. The increase in commercial aftermarket sales is primarily attributable to the strong demand for air travel resulting in higher flight hours and utilization of aircraft.
Net sales for the Airframe segment increased $43 million, an increase of 4.5%, for the thirteen week period ended March 29, 2025 compared to the thirteen week period ended March 30, 2024. The sales increase resulted primarily from increases in organic sales in commercial aftermarket ($43 million, an increase of 14.4%) and defense ($15 million, an increase of 4.7%). The increase in commercial aftermarket sales and defense sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
Acquisition sales for the Power & Control and Airframe segments contributed approximately $99 million in the aggregate to the increase in net sales. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation net sales compared to the thirteen week period in the prior fiscal year was not material.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended March 29, 2025 and March 30, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 29, 2025	% of Segment Net Sales		March 30, 2024	% of Segment Net Sales		Change	% Change
Power & Control	$636	57.4%		$523	56.8%		$113	21.6%
Airframe	529	52.8%		510	53.2%		19	3.7%
Non-aviation	16	40.0%		16	40.0%		—	—%
Total segment EBITDA As Defined	1,181	54.9%		1,049	54.7%		132	12.6%
Less: Unallocated corporate EBITDA As Defined	19	0.9%	(1)	28	1.5%	(1)	(9)	(32.1)%
Total Company EBITDA As Defined	$1,162	54.0%	(1)	$1,021	53.2%	(1)	$141	13.8%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $113 million, an increase of 21.6%, resulting primarily from the higher organic sales in commercial aftermarket and defense. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategy and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment increased approximately $19 million, an increase of 3.7%. The increase in EBITDA As Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
EBITDA As Defined from acquisitions for the Power & Control and Airframe segments contributed approximately $27 million in the aggregate to the increase in EBITDA as Defined. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation EBITDA As Defined compared to the thirteen week period in the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments.
Twenty-six week period ended March 29, 2025 compared with the twenty-six week period ended March 30, 2024
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended March 29, 2025 and March 30, 2024 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Net Sales
	March 29, 2025	March 30, 2024	Change
Organic sales	$3,927	$3,676	$251	6.8%
Acquisition sales	229	32	197	5.3%
Net sales	$4,156	$3,708	$448	12.1%
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
The increase in organic sales of $251 million for the twenty-six week period ended March 29, 2025 compared to the twenty-six week period ended March 30, 2024 is primarily related to increases in defense sales ($149 million, an increase of 10.6%) and commercial aftermarket sales ($134 million, an increase of 11.6%), partially offset by a decrease in commercial OEM sales ($17 million, a decrease of 2.1%). The increase in defense sales is primarily attributable to continued improving U.S. Government defense spend outlays. The increase in commercial aftermarket sales is primarily attributable to the strong demand for air travel resulting in higher flight hours and utilization of aircraft. The decrease in commercial OEM sales is primarily attributable to the adverse impact on aircraft production from the Boeing machinist strike.

The increase in acquisition sales for the twenty-six week period ended March 29, 2025 is primarily attributable to the fiscal 2024 acquisitions of Raptor Scientific, CPI's Electron Device Business, SEI and FPT.
•Cost of Sales and Gross Profit. Cost of sales increased by $132 million, or 8.7%, to $1,647 million for the twenty-six week period ended March 29, 2025 compared to $1,515 million for the twenty-six week period ended March 30, 2024. Cost of sales and the related percentage of net sales for the twenty-six week periods ended March 29, 2025 and March 30, 2024 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024	Change	% Change
Cost of sales - excluding costs below	$1,668	$1,511	$157	10.4%
% of net sales	40.1%	40.7%
Non-cash stock and deferred compensation expense	7	12	(5)	(41.7)%
% of net sales	0.2%	0.3%
Inventory acquisition accounting adjustments	7	3	4	133.3%
% of net sales	0.2%	0.1%
Acquisition integration costs	5	1	4	400.0%
% of net sales	0.1%	—%
Foreign currency (gains) losses	(10)	5	(15)	(300.0)%
% of net sales	(0.2)%	0.1%
Loss contract amortization	(30)	(17)	(13)	(76.5)%
% of net sales	(0.7)%	(0.5)%
Total cost of sales	$1,647	$1,515	$132	8.7%
% of net sales	39.6%	40.9%
Gross profit (Net sales less Total cost of sales)	$2,509	$2,193	$316	14.4%
Gross profit percentage (Gross profit / Net sales)	60.4%	59.1%
Cost of sales during the twenty-six week period ended March 29, 2025 decreased as a percentage of net sales. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume. Foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, strengthened in the first half of fiscal 2025 compared to fiscal 2024, resulting in foreign currency gains recognized in the first half of fiscal 2025.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $20 million to $447 million, or 10.8% of net sales, for the twenty-six week period ended March 29, 2025 from $467 million, or 12.6% of net sales, for the twenty-six week period ended March 30, 2024. Selling and administrative expenses and the related percentage of net sales for the twenty-six week periods ended March 29, 2025 and March 30, 2024 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024	Change	% Change
Selling and administrative expenses - excluding costs below	$372	$355	$17	4.8%
% of net sales	9.0%	9.6%
Non-cash stock and deferred compensation expense	66	100	(34)	(34.0)%
% of net sales	1.6%	2.7%
Acquisition integration costs	8	2	6	300.0%
% of net sales	0.2%	0.1%
Acquisition transaction-related expenses	1	10	(9)	(90.0)%
% of net sales	—%	0.3%
Total selling and administrative expenses	$447	$467	$(20)	(4.3)%
% of net sales	10.8%	12.6%

Selling administrative expenses as a percentage of net sales for the twenty-six week period ended March 29, 2025 decreased compared to the twenty-six week period ended March 30, 2024 primarily due to the decrease in non-cash stock and deferred compensation expense. The decrease in non-cash stock and deferred compensation expense is primarily attributable to the appreciation of the stock price at a higher rate during the first half of fiscal 2024 compared to the first half of fiscal 2025, as the stock price is a key input used to determine the Black-Scholes fair value for the non-cash stock compensation expense, and lower deferred compensation expense.
•Amortization of Intangible Assets. Amortization of intangible assets was $97 million for the twenty-six week period ended March 29, 2025 compared to $72 million for the twenty-six week period ended March 30, 2024. The increase in amortization expense of $25 million was primarily due to the amortization expense recognized on intangible assets from the fiscal 2024 acquisitions.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and original issue discount, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $130 million, or 20.8%, to $756 million for the twenty-six week period ended March 29, 2025 from $626 million for the comparable twenty-six week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings and a $37 million decrease in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.2% for the twenty-six week period ended March 29, 2025 compared to 6.3% for the twenty-six week period ended March 30, 2024.
•Refinancing Costs. No refinancing costs were incurred for the twenty-six week period ended March 29, 2025. Refinancing costs of $28 million incurred for the twenty-six week period ended March 30, 2024 were primarily related to the write-off of unamortized debt issuance costs recorded in conjunction with the redemption of the 2026 Secured Notes, which was completed during the twenty-six week period ended March 30, 2024.
•Other Income. Other income was $32 million for the twenty-six week period ended March 29, 2025 compared to $8 million recorded for the twenty-six week period ended March 30, 2024. Other income for the twenty-six week period ended March 29, 2025 primarily related to a gain on sale of business, royalty and other income and the non-service related components of benefit costs on the Company's benefit plans. Other income for the twenty-six week period ended March 30, 2024 primarily related to royalty and other income and the non-service related components of benefit costs on the Company's benefit plans.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 21.7% for the twenty-six week period ended March 29, 2025 compared to 22.0% for the twenty-six week period ended March 30, 2024. The Company’s lower effective tax rate for the twenty-six week period ended March 29, 2025 was impacted by the geographic (i.e., U.S. vs. non-U.S.) mix of our pre-tax earnings.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $187 million, or 23.8%, to $972 million for the twenty-six week period ended March 29, 2025 compared to net income attributable to TD Group of $785 million for the twenty-six week period ended March 30, 2024, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $15.86 for the twenty-six week period ended March 29, 2025 and $11.83 for the twenty-six week period ended March 30, 2024. Net income attributable to TD Group for the twenty-six week period ended March 29, 2025 of $972 million was decreased by dividend equivalent payments of $49 million, or $0.83 per share, resulting in net income applicable to TD Group common stockholders of $923 million. Net income attributable to TD Group for the twenty-six week period ended March 30, 2024 of $785 million was decreased by dividend equivalent payments of $101 million, or $1.75 per share, resulting in net income applicable to TD Group common stockholders of $684 million.
Business Segments
•Segment Net Sales. Net sales by segment for the twenty-six week periods ended March 29, 2025 and March 30, 2024 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 29, 2025	% of Net Sales	March 30, 2024	% of Net Sales	Change	% Change
Power & Control	$2,134	51.3%	$1,810	48.8%	$324	17.9%
Airframe	1,949	46.9%	1,821	49.1%	128	7.0%
Non-aviation	73	1.8%	77	2.1%	(4)	(5.2)%
Net sales	$4,156	100.0%	$3,708	100.0%	$448	12.1%

Net sales for the Power & Control segment increased $324 million, an increase of 17.9%, for the twenty-six week period ended March 29, 2025 compared to the twenty-six week period ended March 30, 2024. The sales increase resulted primarily from increases in organic sales in defense ($86 million, an increase of 10.3%) and commercial aftermarket ($71 million, an increase of 12.4%). The increase in defense sales is primarily attributable to continued improving U.S. Government defense spend outlays. The increase in commercial aftermarket sales is primarily attributable to the strong demand for air travel resulting in higher flight hours and utilization of aircraft.
Net sales for the Airframe segment increased $128 million, an increase of 7.0%, for the twenty-six week period ended March 29, 2025 compared to the twenty-six week period ended March 30, 2024. The sales increase resulted primarily from increases in organic sales in defense ($64 million, an increase of 11.1%) and commercial aftermarket ($63 million, an increase of 10.8%). The increase in defense sales and commercial aftermarket sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
Acquisition sales for the Power & Control and Airframe segments contributed approximately $197 million in aggregate to the increase in net sales. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation net sales compared to the twenty-six week period in the prior fiscal year was not material.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the twenty-six week periods ended March 29, 2025 and March 30, 2024 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 29, 2025	% of Segment Net Sales		March 30, 2024	% of Segment Net Sales		Change	% Change
Power & Control	$1,222	57.3%		$1,035	57.2%		$187	18.1%
Airframe	1,045	53.6%		940	51.6%		105	11.2%
Non-aviation	28	38.4%		30	39.0%		(2)	(6.7)%
Total segment EBITDA As Defined	2,295	55.2%		2,005	54.1%		290	14.5%
Less: Unallocated corporate EBITDA As Defined	71	1.7%	(1)	72	2.0%	(1)	(1)	(1.4)%
Total Company EBITDA As Defined	$2,224	53.5%	(1)	$1,933	52.1%	(1)	$291	15.1%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $187 million, an increase of 18.1%, resulting primarily from higher organic sales in defense and commercial aftermarket. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategy and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment increased approximately $105 million, an increase of 11.2%. The increase in EBITDA As Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
EBITDA As Defined from acquisitions for the Power & Control and Airframe segments contributed approximately $63 million in aggregate to the increase in EBITDA As Defined. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year from the respective acquisition date.
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	March 29, 2025	September 30, 2024
Selected Balance Sheet Data:
Cash and cash equivalents	$2,426	$6,261
Working capital (Total current assets less total current liabilities)	4,334	3,690
Total assets	21,905	25,586
Total debt (1)	25,049	24,880
TD Group stockholders’ deficit	(5,671)	(6,290)

(1)Includes debt issuance costs and original issue discount. Reference Note 8, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$900	$865
Investing activities	(191)	(171)
Financing activities	(4,540)	668
Capital expenditures	98	84
Ratio of earnings to fixed charges (1)	2.6x	2.6x

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
During the first quarter of fiscal 2025, the Company repurchased 252,800 shares of common stock at an average price of $1,248.65 per share for a total amount of $316 million. During the second quarter of fiscal 2025, the Company repurchased 42,669 shares of common stock at an average price of $1,249.52 per share for a total amount of $53 million.
In April 2025, the Company repurchased 105,567 shares of common stock at an average price of $1,240.91 per share for a total amount of $131 million. Whether the Company undertakes additional share repurchases or other aforementioned activities will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.
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

The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 11, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of March 29, 2025, approximately 75% of our gross debt was fixed rate.
As of March 29, 2025, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of March 29, 2025
Cash and cash equivalents	$2,426
Availability on revolving credit facility	857
Cash liquidity	$3,283
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
Operating Activities. The Company generated $900 million of net cash from operating activities during the twenty-six week period ended March 29, 2025 compared to $865 million during the twenty-six week period ended March 30, 2024.
The change in accounts receivable during the twenty-six week period ended March 29, 2025 was a use of cash of $66 million compared to a source of cash of $36 million during the twenty-six week period ended March 30, 2024. The increase in the use of cash of $102 million is primarily attributable to the timing of cash receipts. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during the twenty-six week period ended March 29, 2025 was a use of cash of $123 million compared to a use of cash of $114 million during the twenty-six week period ended March 30, 2024. The slight increase in the use of cash is due to an increase in inventory purchases to support the increase in bookings partially offset by higher sales activity. The Company continues to actively and strategically manage inventory levels in response to the ongoing supply chain challenges.
The change in accounts payable during the twenty-six week period ended March 29, 2025 was a use of cash of $2 million compared to a use of cash of $9 million during the twenty-six week period ended March 30, 2024. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $191 million during the twenty-six week period ended March 29, 2025, consisting primarily of acquisitions of certain product lines completed during the first half of fiscal 2025 for $140 million and capital expenditures of $98 million; partially offset by other investing transactions inflows of $47 million.
Net cash used in investing activities was $171 million during the twenty-six week period ended March 30, 2024, consisting primarily of $87 million for the acquisition of FPT and certain product lines completed during the first half of fiscal 2024 and capital expenditures of $84 million.
Financing Activities. Net cash used in financing activities was $4,540 million during the twenty-six week period ended March 29, 2025. The use of cash was primarily attributable to dividend and dividend equivalent payments of $4,396 million and repurchases of common stock of $369 million; partially offset by an additional draw from the trade receivable securitization facility, including fees, of $163 million and proceeds from stock option exercises of $89 million.

Net cash provided by financing activities was $668 million during the twenty-six week period ended March 30, 2024. The source of cash was primarily attributable to the net proceeds of short-term and long-term debt, including fees, of $2,545 million and proceeds from stock option exercises of $165 million. This was primarily offset by dividend and dividend equivalent payments of $2,038 million and other financing fees of $4 million.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. During the twenty-six week period ended March 29, 2025, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facilities
As of March 29, 2025, TransDigm has $8,680 million in fully drawn term loans (the “Term Loans Facility”) and a $910 million revolving credit facility. The Term Loans Facility consists of four tranches of term loans as follows (aggregate principal amount disclosed is as of March 29, 2025):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche I	$1,866 million	August 24, 2028	Term SOFR plus 2.75%
Tranche J	$3,623 million	February 28, 2031	Term SOFR plus 2.50%
Tranche K	$1,695 million	March 22, 2030	Term SOFR plus 2.75%
Tranche L	$1,496 million	January 19, 2032	Term SOFR plus 2.50%
The Term Loans Facility requires quarterly aggregate principal payments of $22 million. The revolving commitments consist of two tranches which include up to $139 million of multicurrency revolving commitments. At March 29, 2025, the Company had $53 million in letters of credit outstanding and $857 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of Term SOFR plus 2.25%. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum. The maturity date of the revolving credit facility is February 27, 2029.
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

Indentures
The following table represents the senior subordinated and secured notes outstanding as of March 29, 2025:

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

(in millions)	As of March 29, 2025
Current assets	$3,837
Goodwill	8,192
Other non-current assets	3,939
Current liabilities	916
Non-current liabilities	25,115
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors-net	(1,868)

Twenty-Six Week Period Ended
(in millions)	March 29, 2025
Net sales	$3,283
Sales to subsidiaries that are non-issuers and non-guarantors	18
Cost of sales	1,282
Expense from subsidiaries that are non-issuers and non-guarantors-net	35
Income from operations	668
Net income attributable to TD Group	668
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
As of March 29, 2025, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
During the first quarter of fiscal 2025, the Company drew the remaining $163 million available under the Securitization Facility. As of March 29, 2025, the Company has borrowed $650 million under the Securitization Facility, which is fully drawn. At March 29, 2025, the applicable interest rate was 5.75%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
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
No dividends were declared in the first half of fiscal 2025. In September 2024, TransDigm's Board of Directors authorized and declared a special cash dividend of $75.00 on each outstanding share of common stock. On October 18, 2024, the Company paid the special cash dividend, totaling $4,216 million. Dividend equivalent payments are made during the Company's first fiscal quarter each year and also upon payment of any dividends declared. Total dividend equivalent payments in the first quarter of fiscal 2025 were approximately $180 million, $131 million of which was associated with the September 2024 special dividend declaration.
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
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of March 29, 2025, the Company had $53 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net Income	$479	$404	$972	$786
Adjustments:
Depreciation and amortization expense	89	74	179	143
Interest expense-net	378	326	756	626
Income tax provision	143	115	269	222
EBITDA	1,089	919	2,176	1,777
Adjustments:
Acquisition transaction and integration-related expenses (1)	9	14	22	16
Non-cash stock and deferred compensation expense (2)	48	60	73	111
Refinancing costs (3)	—	28	—	28
Other, net (4)	16	—	(47)	1
EBITDA As Defined	$1,162	$1,021	$2,224	$1,933

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

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Twenty-Six Week Periods Ended
	March 29, 2025	March 30, 2024
Net cash provided by operating activities	$900	$865
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	289	215
Interest expense-net (1)	737	604
Income tax provision-current	271	223
Amortization of inventory step-up	(7)	(3)
Loss contract amortization	30	17
Refinancing costs (2)	—	(28)
Gain on sale of businesses, net	19	—
Non-cash stock and deferred compensation expense (3)	(73)	(111)
Foreign currency exchange gains (losses)	10	(5)
EBITDA	2,176	1,777
Adjustments:
Acquisition transaction and integration-related expenses (4)	22	16
Non-cash stock and deferred compensation expense (3)	73	111
Refinancing costs (2)	—	28
Other, net (5)	(47)	1
EBITDA As Defined	$2,224	$1,933

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and discount on debt.

(2)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(3)	Represents the compensation expense recognized by TD Group under our stock option plans and deferred compensation plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Annual Report on Form 10-K (for the fiscal year ended September 30, 2024, filed on November 7, 2024). These market risks have not materially changed for the second quarter of fiscal year 2025.
ITEM 4. CONTROLS AND PROCEDURES
As of March 29, 2025, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
The following table presents information about repurchases of TransDigm Group Inc. common stock made by us during the second quarter of fiscal year 2025 (in millions, except shares and average price per share data):

			Total Number of Shares	Dollar Value of Shares
	Total Number	Average Price	Repurchased as Part	That May Yet Be
	of Shares	Paid	of Publicly Announced	Purchased Under the
Period	Repurchased	Per Share	Plans or Programs	Plans or Programs (1)
December 29, 2024 - January 25, 2025	42,669	$1,249.52	42,669	$919
January 26, 2025 - February 22, 2025	—	—	—	919
February 23, 2025 - March 29, 2025	—	—	—	919
Total	42,669	$1,249.52	42,669

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

ITEM 5. OTHER INFORMATION
On March 13, 2025, Sarah Wynne, the Company’s Chief Financial Officer, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) for the sale of 5,000 shares of common stock issuable upon the exercise of vested options intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which Rule 10b5-1 trading arrangement began on March 13, 2025 and terminates no later than December 31, 2025.

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	May 6, 2025
Kevin Stein

/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	May 6, 2025
Sarah Wynne