Form 10-Q
period 2025-06-28
TransDigm Group INC
filed 2025-08-05
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2025

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 56,350,285 as of July 31, 2025.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	June 28, 2025	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,792	$6,261
Trade accounts receivable—Net	1,518	1,381
Inventories—Net	2,083	1,876
Prepaid expenses and other	522	511
Total current assets	6,915	10,029
PROPERTY, PLANT AND EQUIPMENT—NET	1,540	1,488
GOODWILL	10,548	10,419
OTHER INTANGIBLE ASSETS—NET	3,462	3,446
OTHER NON-CURRENT ASSETS	235	204
TOTAL ASSETS	$22,700	$25,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$94	$98
Short-term borrowings—trade receivable securitization facility	650	486
Accounts payable	328	323
Dividends payable	—	4,216
Accrued and other current liabilities	1,139	1,216
Total current liabilities	2,211	6,339
LONG-TERM DEBT	24,268	24,296
DEFERRED INCOME TAXES	766	766
OTHER NON-CURRENT LIABILITIES	451	468
Total liabilities	27,696	31,869
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 62,410,661 and 61,904,833 at June 28, 2025 and September 30, 2024, respectively	1	1
Additional paid-in capital	3,077	2,819
Accumulated deficit	(5,924)	(7,362)
Accumulated other comprehensive income (loss)	48	(42)
Treasury stock, at cost; 6,089,675 and 5,688,639 shares at June 28, 2025 and September 30, 2024, respectively	(2,206)	(1,706)
Total TD Group stockholders’ deficit	(5,004)	(6,290)
NONCONTROLLING INTERESTS	8	7
Total stockholders’ deficit	(4,996)	(6,283)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,700	$25,586
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
NET SALES	$2,237	$2,046	$6,394	$5,754
COST OF SALES	905	826	2,553	2,341
GROSS PROFIT	1,332	1,220	3,841	3,413
SELLING AND ADMINISTRATIVE EXPENSES	242	248	689	715
AMORTIZATION OF INTANGIBLE ASSETS	51	38	148	110
INCOME FROM OPERATIONS	1,039	934	3,004	2,588
INTEREST EXPENSE—NET	397	316	1,152	943
REFINANCING COSTS	7	30	7	59
OTHER INCOME	—	(14)	(31)	(24)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	635	602	1,876	1,610
INCOME TAX PROVISION	142	141	411	362
NET INCOME	493	461	1,465	1,248
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	(2)
NET INCOME ATTRIBUTABLE TO TD GROUP	$492	$461	$1,464	$1,246
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$492	$461	$1,415	$1,145
Earnings per share attributable to TD Group common stockholders:
Earnings per share	$8.47	$7.96	$24.31	$19.81
Cash dividends declared per common share	$—	$—	$—	$35.00
Weighted-average shares outstanding:
Basic and diluted	58.1	57.9	58.2	57.8
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$493	$461	$1,465	$1,248
Less: Net income attributable to noncontrolling interests	(1)	—	(1)	(2)
Net income attributable to TD Group	$492	$461	$1,464	$1,246
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	232	(7)	105	24
Unrealized losses on derivatives	(13)	(21)	(15)	(72)
Pension and post-retirement benefit plans adjustment	—	—	—	—
Other comprehensive income (loss), net of tax, attributable to TD Group	219	(28)	90	(48)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$711	$433	$1,554	$1,198
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2023	60,995,513	$1	$2,440	$(2,621)	$(98)	(5,688,639)	$(1,706)	$6	$(1,978)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Special dividends ($35.00 per share) and vested dividend equivalents	—	—	—	(2,020)	—	—	—	—	(2,020)
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	26	—	—	—	—	—	26
Stock-based compensation activity	216,150	—	52	—	—	—	—	—	52
Net income attributable to TD Group	—	—	—	382	—	—	—	—	382
Foreign currency translation adjustment, net of tax	—	—	—	—	91	—	—	—	91
Unrealized loss on derivatives, net of tax	—	—	—	—	(53)	—	—	—	(53)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 30, 2023	61,211,663	$1	$2,518	$(4,266)	$(60)	(5,688,639)	$(1,706)	$7	$(3,506)
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	33	—	—	—	—	—	33
Stock-based compensation activity	410,748	—	113	—	—	—	—	—	113
Net income attributable to TD Group	—	—	—	403	—	—	—	—	403
Foreign currency translation adjustment, net of tax	—	—	—	—	(60)	—	—	—	(60)
Unrealized gain on derivatives, net of tax	—	—	—	—	2	—	—	—	2
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—March 30, 2024	61,622,411	$1	$2,664	$(3,870)	$(118)	(5,688,639)	$(1,706)	$7	$(3,022)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	37	—	—	—	—	—	37
Stock-based compensation activity	151,697	—	48	—	—	—	—	—	48
Net income attributable to TD Group	—	—	—	461	—	—	—	—	461
Foreign currency translation adjustment, net of tax	—	—	—	—	(7)	—	—	—	(7)
Unrealized loss on derivatives, net of tax	—	—	—	—	(21)	—	—	—	(21)
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—June 29, 2024	61,774,108	$1	$2,749	$(3,416)	$(146)	(5,688,639)	$(1,706)	$8	$(2,510)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2024	61,904,833	$1	$2,819	$(7,362)	$(42)	(5,688,639)	$(1,706)	$7	$(6,283)
Accrued unvested dividend equivalents and other	—	—	—	(8)	—	—	—	—	(8)
Compensation expense recognized for employee stock options	—	—	33	—	—	—	—	—	33
Stock-based compensation activity	118,080	—	35	—	—	—	—	—	35
Stock repurchases under repurchase program	—	—	—	—	—	(252,800)	(316)	—	(316)
Net income attributable to TD Group	—	—	—	493	—	—	—	—	493
Foreign currency translation adjustment, net of tax	—	—	—	—	(227)	—	—	—	(227)
Unrealized gain on derivatives, net of tax	—	—	—	—	22	—	—	—	22
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 28, 2024	62,022,913	$1	$2,887	$(6,877)	$(247)	(5,941,439)	$(2,022)	$7	$(6,251)
Accrued unvested dividend equivalents and other	—	—	—	(9)	—	—	—	—	(9)
Compensation expense recognized for employee stock options	—	—	39	—	—	—	—	—	39
Stock-based compensation activity	185,035	—	55	—	—	—	—	—	55
Stock repurchases under repurchase program	—	—	—	—	—	(42,669)	(53)	—	(53)
Net income attributable to TD Group	—	—	—	479	—	—	—	—	479
Foreign currency translation adjustment, net of tax	—	—	—	—	100	—	—	—	100
Unrealized loss on derivatives, net of tax	—	—	—	—	(24)	—	—	—	(24)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—March 29, 2025	62,207,948	$1	$2,981	$(6,407)	$(171)	(5,984,108)	$(2,075)	$7	$(5,664)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(9)	—	—	—	—	(9)
Compensation expense recognized for employee stock options	—	—	39	—	—	—	—	—	39
Stock-based compensation activity	202,713	—	57	—	—	—	—	—	57
Stock repurchases under repurchase program	—	—	—	—	—	(105,567)	(131)	—	(131)
Net income attributable to TD Group	—	—	—	492	—	—	—	—	492
Foreign currency translation adjustment, net of tax	—	—	—	—	232	—	—	—	232
Unrealized loss on derivatives, net of tax	—	—	—	—	(13)	—	—	—	(13)
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—June 28, 2025	62,410,661	$1	$3,077	$(5,924)	$48	(6,089,675)	$(2,206)	$8	$(4,996)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES:
Net income	$1,465	$1,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121	108
Amortization of intangible assets and product certification costs	150	111
Amortization of debt issuance costs, original issue discount and premium	28	31
Amortization of inventory step-up	9	8
Amortization of loss contract reserves	(38)	(24)
Refinancing costs	7	59
Gain on sale of businesses, net	(17)	(11)
Non-cash stock and deferred compensation expense	124	158
Deferred income taxes	(3)	—
Foreign currency exchange losses	11	3
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(126)	(22)
Inventories	(167)	(140)
Income taxes receivable	(101)	(120)
Other assets	(6)	(27)
Accounts payable	1	(9)
Accrued interest	195	118
Accrued and other liabilities	(122)	(18)
Net cash provided by operating activities	1,531	1,473
INVESTING ACTIVITIES:
Capital expenditures	(156)	(124)
Acquisition of businesses, net of cash acquired	(239)	(1,686)
Other investing transactions	46	71
Net cash used in investing activities	(349)	(1,739)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	147	213
Dividends and dividend equivalent payments	(4,396)	(2,038)
Repurchases of common stock	(500)	—
Proceeds from issuance of senior subordinated notes, net	2,615	—
Repayments of senior subordinated notes, net	(2,650)	(550)
Proceeds from issuance of senior secured notes, net	—	5,887
Repayments of senior secured notes	—	(4,400)
Proceeds from term loans, net	—	5,332
Proceeds from trade receivable securitization facility, net	163	100
Repayment on term loans	(44)	(4,385)
Financing costs and other, net	(4)	(7)
Net cash (used in) provided by financing activities	(4,669)	152
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	2
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,469)	(112)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,261	3,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,792	$3,360
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$908	$777
Cash paid during the period for income taxes, net of refunds	$504	$472
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEK PERIODS ENDED JUNE 28, 2025 AND JUNE 29, 2024
(UNAUDITED)

1.    BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the terms “the Company,” “TD Group,” “TransDigm,” “we,” “us,” “our,” and similar references refer to TransDigm Group Incorporated and its subsidiaries.
Principles of Consolidation
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2024 included in TD Group’s Annual Report on Form 10-K filed on November 7, 2024. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2024 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 28, 2025 are not necessarily indicative of the results to be expected for the full year.
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

2.    ACQUISITIONS
Simmonds Precision Products, Inc. – On June 30, 2025, the Company entered into a definitive agreement to acquire all the outstanding stock of the Simmonds Precision Products, Inc. Business (“Simmonds”) of Goodrich Corporation from RTX Corporation for approximately $765 million in cash. The acquisition is subject to regulatory approvals in the United States and customary closing conditions. The acquisition is expected to be financed through existing cash on hand. Simmonds, headquartered in Vergennes, Vermont, is a leading global designer and manufacturer of fuel & proximity sensing and structural health monitoring solutions for the aerospace and defense end markets. The Company’s products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms.
Servotronics, Inc. – On June 2, 2025, the Company launched a tender offer to acquire all the issued and outstanding stock of Servotronics, Inc. (“Servotronics”), at a price of $47.00 per share in cash. On July 1, 2025, the tender offer expired, resulting in all issued and outstanding stock of Servotronics being canceled and Servotronics becoming a wholly owned subsidiary of the Company. The total purchase price was approximately $133 million in cash, which was financed through existing cash on hand. Servotronics, headquartered in Elma, New York, is a leading global designer and manufacturer of servo controls and other advanced technology components for aerospace and defense applications. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Servotronics will be included within TransDigm's Power & Control segment.
Raptor Scientific – On July 31, 2024, the Company acquired all the outstanding stock of Raptor Scientific for approximately $646 million in cash, which includes a working capital settlement of $1 million received in the first quarter of fiscal 2025. The acquisition was financed through existing cash on hand. Raptor Scientific is a leading global manufacturer of complex test and measurement solutions primarily serving the aerospace and defense end markets. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Raptor Scientific are included within TransDigm's Airframe segment.
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
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the thirty-nine week period ended June 29, 2024 are not material and, accordingly, are not provided.

The final allocation of the fair value of assets acquired and liabilities assumed in the acquisition of Raptor Scientific as of the July 31, 2024 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, is summarized in the table below (in millions):

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

(1)Of the approximately $365 million of goodwill recognized for the acquisition, approximately $350 million is deductible for tax purposes. Of the approximately $264 million of other intangible assets recognized for the acquisition, approximately $251 million is deductible for tax purposes. The goodwill and intangible assets are deductible over 15 years.
(2)Measurement period adjustments primarily related to the adjustments in the fair values of the acquired other intangible assets from the third-party valuation. The offset to the measurement period adjustments was to goodwill.
CPI's Electron Device Business – On June 6, 2024, the Company acquired all the outstanding stock of the Electron Device Business of Communications & Power Industries (“CPI’s Electron Device Business”) for approximately $1,386 million in cash, which includes a $1 million working capital settlement paid in the first quarter of fiscal 2025. The acquisition was financed through existing cash on hand. CPI’s Electron Device Business is a leading global manufacturer of electronic components and subsystems primarily serving the aerospace and defense market. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of CPI’s Electron Device Business are included within TransDigm's Power & Control segment.
The Company accounted for the acquisition of CPI’s Electron Device Business using the acquisition method of accounting and a third-party valuation appraisal and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price was allocated to identifiable assets and liabilities based upon the respective fair value at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The Company utilized both the cost and market approaches to value property, plant and equipment, which consider external transactions and other comparable transactions, estimated replacement and reproduction costs, and estimated useful lives and consideration for physical, functional and economic obsolescence. The fair values of acquired intangibles are determined based on an income approach, using estimates and assumptions that are deemed reasonable by the Company. Certain assumptions include the discount rates and other assumptions that form the basis of the forecasted results of the acquired business including revenue, EBITDA, growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions.
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the thirty-nine week period ended June 29, 2024 are not material and, accordingly, are not provided.

The final allocation of the fair value of assets acquired and liabilities assumed in the acquisition of CPI’s Electron Device Business as of the June 6, 2024 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, is summarized in the table below (in millions):

	Preliminary	Measurement Period	Final
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$40	$—	$40
Inventories	81	(1)	80
Prepaid expenses and other	64	(2)	62
Property, plant and equipment	137	31	168
Goodwill	844	(81)	763	(1)
Other intangible assets	368	141	509	(1)
Other non-current assets	15	(14)	1
Total assets acquired (excluding cash)	1,549	74	1,623
Liabilities assumed:
Accounts payable	18	(1)	17
Accrued and other current liabilities	45	24	69
Deferred income taxes	89	55	144
Other non-current liabilities	12	(5)	7
Total liabilities assumed	164	73	237
Net assets acquired	$1,385	$1	$1,386

(1)None of the approximately $763 million of goodwill and $509 million of other intangible assets recognized for the acquisition is deductible for tax purposes.
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
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the thirty-nine week period ended June 29, 2024 are not material and, accordingly, are not provided.

The final allocation of the fair value of assets acquired and liabilities assumed in the SEI acquisition as of the May 21, 2024 acquisition date, as well as measurement period adjustments recorded within the permissible one year measurement period, is summarized in the table below (in millions):

	Preliminary	Measurement Period	Final
	Allocation	Adjustments (2)	Allocation
Assets acquired (excluding cash):
Trade accounts receivable	$2	$2	$4
Inventories	11	(2)	9
Property, plant and equipment	1	—	1
Goodwill	109	(2)	107	(1)
Other intangible assets	68	7	75	(1)
Total assets acquired (excluding cash)	191	5	196
Liabilities assumed:
Accounts payable	1	1	2
Accrued and other current liabilities	1	1	2
Deferred income taxes	19	2	21
Total liabilities assumed	21	4	25
Net assets acquired	$170	$1	$171

(1)None of the approximately $107 million of goodwill and $75 million of other intangible assets recognized for the acquisition is deductible for tax purposes.
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
The Company accounted for the FPT acquisition using the acquisition method of accounting and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price was allocated to identifiable assets and liabilities based upon the respective fair value at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. Of the approximately $35 million of goodwill recognized for the acquisition, approximately $9 million is deductible for tax purposes over 15 years. None of the approximately $19 million of other intangible assets recognized for the acquisition is deductible for tax purposes.
Pro forma net sales and results of operations for the acquisition, had it occurred at the beginning of the thirty-nine week period ended June 29, 2024 are not material and, accordingly, are not provided.
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

Extant Aerospace Acquisitions – For the thirty-nine week period ended June 28, 2025, the Company's Extant Aerospace subsidiary, which is included within TransDigm’s Power & Control segment, completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $212 million in cash. The acquisitions were financed through existing cash on hand. The Company accounted for the acquisitions using the acquisition method of accounting and included the results of operations of the acquisitions in its condensed consolidated financial statements from the effective date of each acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. The allocation of the purchase price remains preliminary and will likely change, though not materially, in future periods up to the expiration of the respective one year measurement period as fair value estimates of the assets acquired and liabilities assumed are finalized. The Company expects that all of the approximately $93 million of goodwill and $75 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years.
For the fiscal year ended September 30, 2024, the Company's Extant Aerospace subsidiary completed a series of acquisitions of substantially all of the assets and technical data rights of certain product lines, each meeting the definition of a business, for a total purchase price of $86 million in cash. The acquisitions were financed through existing cash on hand. The Company expects that all of the approximately $40 million of goodwill and $22 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years.
Pro forma net sales and results of operations for the Extant Aerospace product line acquisitions, had they occurred at the beginning of the thirty-nine week periods ended June 28, 2025 or June 29, 2024 are not material and, accordingly, are not provided.
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

	June 28, 2025	September 30, 2024
Contract assets, current (1)	$265	$270
Contract assets, non-current (2)	84	31
Total contract assets	349	301
Contract liabilities, current (3)	154	168
Contract liabilities, non-current (4)	8	9
Total contract liabilities	162	177
Net contract assets	$187	$124

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
The increase in non-current contract assets is attributable to expected customer billing of certain contracts exceeding one year from June 28, 2025. For the thirteen and thirty-nine week periods ended June 28, 2025, the revenue recognized that was included in the contract liabilities balance at September 30, 2024 was approximately $22 million and $124 million, respectively.
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
As of June 28, 2025 and September 30, 2024, the allowance for uncollectible accounts was $24 million and $32 million, respectively. The allowance for uncollectible accounts is assessed individually at each operating unit by the operating unit’s management team. The reduction in the balance is primarily attributable to a reduction in the assessed risk of the creditworthiness of certain airline customers.

4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator for earnings per share:
Net income	$493	$461	$1,465	$1,248
Less: Net income attributable to noncontrolling interests	(1)	—	(1)	(2)
Net income attributable to TD Group	492	461	1,464	1,246
Less: Dividends paid on participating securities	—	—	(49)	(101)
Net income applicable to TD Group common stockholders—basic and diluted	$492	$461	$1,415	$1,145
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	56.2	56.0	56.2	55.7
Vested options deemed participating securities	1.9	1.9	2.0	2.1
Total shares for basic and diluted earnings per share	58.1	57.9	58.2	57.8
Earnings per share—basic and diluted	$8.47	$7.96	$24.31	$19.81
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
During the third quarter of fiscal 2025, the Company repurchased 105,567 shares of common stock at an average price of $1,240.91 per share for a total amount of $131 million. For the thirty-nine week period ended June 28, 2025, the Company repurchased 401,036 shares of common stock at an average price of $1,246.71 per share for a total amount of $500 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of June 28, 2025, $788 million remains available for repurchase under the $2,200 million stock repurchase program.
6.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	June 28, 2025	September 30, 2024
Raw materials and purchased component parts	$1,516	$1,314
Work-in-progress	542	508
Finished goods	284	290
Total	2,342	2,112
Reserves for excess and obsolete inventory	(259)	(236)
Inventories—Net	$2,083	$1,876

7.    INTANGIBLE ASSETS
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	June 28, 2025			September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,154	$—	$1,154	$1,165	$—	$1,165
Technology	2,630	1,106	1,524	2,510	1,003	1,507
Order backlog	59	23	36	61	13	48
Customer relationships	955	213	742	895	175	720
Other	12	6	6	12	6	6
Total	$4,810	$1,348	$3,462	$4,643	$1,197	$3,446
The aggregate amortization expense on identifiable intangible assets is approximately $51 million and $38 million for the thirteen week periods ended June 28, 2025 and June 29, 2024, respectively. The aggregate amortization expense on identifiable intangibles assets is approximately $148 million and $110 million for the thirty-nine week periods ended June 28, 2025 and June 29, 2024, respectively.
Intangible assets acquired during the thirty-nine week period ended June 28, 2025 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Goodwill	$111
	111
Intangible assets subject to amortization:
Technology & other	48	10 years
Order backlog	14	1 year
Customer relationships	18	10 years
	80
Total	$191
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2024 through June 28, 2025 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2024	$5,020	$5,306	$93	$10,419
Goodwill acquired during the period	111	—	—	111
Purchase price allocation adjustments (1)	18	(56)	—	(38)
Currency translation adjustments and other	38	18	—	56
Balance at June 28, 2025	$5,187	$5,268	$93	$10,548

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
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have assessed the changes in events and circumstances through the third quarter of fiscal 2025 and concluded that no triggering events occurred that required an interim test.

8.    DEBT
The Company’s debt consists of the following (in millions):

	June 28, 2025
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$650	$—	$—	$650
Term loans	$8,659	$(22)	$(30)	$8,607
6.75% secured notes due 2028 (“2028 Secured Notes”)	2,100	(12)	(7)	2,081
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(5)	—	1,195
6.375% secured notes due 2029 (“2029 Secured Notes”)	2,750	(19)	(1)	2,730
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(3)	—	747
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(11)	—	1,439
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(8)	(6)	986
6.625% secured notes due 2032 (“2032 Secured Notes”)	2,200	(17)	—	2,183
6.00% secured notes due 2033 (“2033 Secured Notes”)	1,500	(13)	—	1,487
6.375% senior subordinated notes due 2033 (“6.375% 2033 Notes”)	2,650	(14)	(20)	2,616
Government refundable advances	12	—	—	12
Finance lease obligations	279	—	—	279
	24,550	(124)	(64)	24,362
Less: current portion	94	—	—	94
Long-term debt	$24,456	$(124)	$(64)	$24,268

	September 30, 2024
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$487	$(1)	$—	$486
Term loans	$8,702	$(25)	$(35)	$8,642
5.50% Senior Subordinated Notes due 2027 (“5.50% 2027 Notes”)	2,650	(9)	—	2,641
2028 Secured Notes	2,100	(15)	(8)	2,077
4.625% 2029 Notes	1,200	(6)	—	1,194
2029 Secured Notes	2,750	(22)	(1)	2,727
4.875% 2029 Notes	750	(4)	—	746
2030 Secured Notes	1,450	(12)	—	1,438
2031 Secured Notes	1,000	(9)	(7)	984
2032 Secured Notes	2,200	(20)	—	2,180
2033 Secured Notes	1,500	(14)	—	1,486
Government refundable advances	17	—	—	17
Finance lease obligations	262	—	—	262
	24,581	(136)	(51)	24,394
Less: current portion	99	(1)	—	98
Long-term debt	$24,482	$(135)	$(51)	$24,296
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $380 million and $185 million as of June 28, 2025 and September 30, 2024, respectively.

Issuance of $2,650 million of Senior Subordinated Notes due 2033 – On May 20, 2025, the Company entered into a purchase agreement in connection with a private offering of $2,650 million in aggregate principal amount consisting of the 6.375% 2033 Notes at an issue price of 99.225% of the principal amount, which represents an approximately $20.5 million discount. The 6.375% 2033 Notes were issued pursuant to an indenture, dated as of May 20, 2025, amongst TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The 6.375% 2033 Notes are guaranteed, on a senior subordinated basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The guarantees in respect of the notes will be unsecured and will rank pari passu in right of payment with all of the existing and future senior subordinated indebtedness of TD Group and the subsidiaries that will guarantee the notes, including their guarantees of the 4.625% 2029 Notes and the 4.875% 2029 Notes, and junior in right of payment to all existing and future senior indebtedness of TD Group and the subsidiaries that will guarantee the notes, including their guarantees under the senior secured credit facilities and the outstanding secured notes.
The Company capitalized $14 million in debt issuance costs associated with the 6.375% 2033 Notes during the thirty-nine week period ended June 28, 2025.
Redemption of $2,650 million of Senior Subordinated Notes due 2027 – On June 20, 2025, the Company redeemed all $2,650 million aggregate principal of its outstanding 5.50% 2027 Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the redemption date, using the net proceeds of the offering of the 6.375% 2033 Notes (as further described above), together with existing cash on hand.
The Company recorded refinancing costs of $7 million, consisting of the write-off of $7 million in unamortized debt issuance costs during the thirty-nine week period ended June 28, 2025 in conjunction with the redemption of the 5.50% 2027 Notes.
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
During the first quarter of fiscal 2025, the Company drew the remaining $163 million available under the Securitization Facility, bringing the total drawn to $650 million. At June 28, 2025, the total drawn remained at $650 million. The Securitization Facility bears interest at a rate of Term SOFR plus 1.45%. At June 28, 2025 and September 30, 2024, the applicable interest rate was 5.73% and 6.73%, respectively.
Subsequent Event – Trade Receivable Securitization Facility – On July 11, 2025, the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $650 million to $725 million; and (ii) extend the maturity date to July 10, 2026 at an interest rate of Term SOFR plus 1.35% compared to an interest rate of Term SOFR plus 1.45% that applied prior to the amendment.
Government Refundable Advances – Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of June 28, 2025 and September 30, 2024, the outstanding balance of these advances was $12 million and $17 million, respectively.
Obligations under Finance Leases – The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $279 million and $262 million at June 28, 2025 and September 30, 2024, respectively. Refer to Note 14, “Leases,” for further disclosure of the Company's lease obligations.

9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended June 28, 2025 and June 29, 2024, the effective income tax rate was 22.4% and 23.4%, respectively. During the thirty-nine week periods ended June 28, 2025 and June 29, 2024, the effective income tax rate was 21.9% and 22.5%, respectively. The Company’s lower effective income tax rate for the thirteen week period ended June 28, 2025 was primarily due to a more significant discrete benefit associated with share-based payments along with a less significant increase in the valuation allowance applicable to the Company's net interest deduction limitation compared to the prior period. The Company’s lower effective income tax rate for the thirty-nine week period ended June 28, 2025 was primarily due to a less significant increase in the valuation allowance applicable to Company's net interest deduction limitation, and a lower effective tax rate on non-U.S. earnings, slightly offset by a less significant benefit associated with share-based payments when compared to the same period in 2024. The Company’s effective income tax rate for the thirteen and thirty-nine week periods ended June 28, 2025 was higher than the federal statutory tax rate of 21% primarily due to an increase in the valuation allowance applicable to the Company’s net interest deduction limitation offset by the discrete impact of excess tax benefits associated with share-based payments.
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
Unrecognized tax benefits at June 28, 2025 and September 30, 2024, the recognition of which would have an impact on the effective tax rate for each fiscal year, amounted to $15 million and $14 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not significant for the thirteen and thirty-nine week periods ended June 28, 2025 and June 29, 2024. As of June 28, 2025 and September 30, 2024, the Company accrued $5 million for the potential payment of interest and penalties. Within the next twelve months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $2 million resulting primarily from the resolution of tax examinations. Any increase in the amount of unrecognized tax benefits within the next twelve months is not expected to be material.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are currently evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our third quarter, the impacts are not included in our operating results for the thirty-nine week period ended June 28, 2025.

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		June 28, 2025		September 30, 2024
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,792	$2,792	$6,261	$6,261
Interest rate swap agreements (1)	2	11	11	34	34
Interest rate cap agreements (1)	2	9	9	20	20
Foreign currency forward exchange contracts (1)	2	1	1	3	3
Interest rate collar agreements (2)	2	8	8	3	3
Liabilities:
Interest rate swap agreements (3)	2	—	—	1	1
Interest rate cap agreements (3)	2	—	—	1	1
Interest rate collar agreements (4)	2	5	5	8	8
Short-term borrowings - trade receivable securitization facility (5)	2	650	650	486	486
Long-term debt, including current portion:
Term loans (5)	2	8,607	8,690	8,642	8,694
5.50% 2027 Notes (5)	1	—	—	2,641	2,637
2028 Secured Notes (5)	1	2,081	2,145	2,077	2,160
4.625% 2029 Notes (5)	1	1,195	1,178	1,194	1,160
2029 Secured Notes (5)	1	2,730	2,815	2,727	2,836
4.875% 2029 Notes (5)	1	747	737	746	729
2030 Secured Notes (5)	1	1,439	1,504	1,438	1,519
2031 Secured Notes (5)	1	986	1,049	984	1,058
2032 Secured Notes (5)	1	2,183	2,277	2,180	2,291
2033 Secured Notes (5)	1	1,487	1,508	1,486	1,521
6.375% 2033 Notes (5)	1	2,616	2,663	—	—
Government refundable advances	2	12	12	17	17
Finance lease obligations	2	279	279	262	262

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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at June 28, 2025 and September 30, 2024.
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

The tables below summarize the key terms of the swaps, cap and collars as of June 28, 2025 (aggregated by effective date).
Interest rate swap agreement:

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

	June 28, 2025		September 30, 2024
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$9	$—	$20	$1
Interest rate collar agreements	8	5	3	8
Interest rate swap agreements	11	—	34	1
Net derivatives as classified in the condensed consolidated balance sheets (1)	$28	$5	$57	$10

(1)Refer to Note 10, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of the Company's interest rate swap, cap and collar agreements.
Based on the fair value amounts determined as of June 28, 2025, the estimated net amount of existing (gains) losses and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately $(1) million.

Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At June 28, 2025, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $29 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at June 28, 2025 is three months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles. As of June 28, 2025, the Company expects to record a net gain of approximately $(1) million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months. On June 30, 2025, the Company entered into additional foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $118 million with a maximum duration of fourteen months.
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

The following table presents net sales by reportable segment (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales to external customers
Power & Control
Commercial and non-aerospace OEM	$236	$227	$669	$609
Commercial and non-aerospace aftermarket	328	310	1,006	905
Defense	575	492	1,599	1,324
Total Power & Control	1,139	1,029	3,274	2,838

Airframe
Commercial and non-aerospace OEM	303	344	886	969
Commercial and non-aerospace aftermarket	367	328	1,057	943
Defense	388	302	1,064	883
Total Airframe	1,058	974	3,007	2,795

Total Non-aviation	40	43	113	121

Net Sales	$2,237	$2,046	$6,394	$5,754
The following table reconciles EBITDA As Defined by segment to consolidated income from operations before income taxes (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
EBITDA As Defined
Power & Control	$646	$591	$1,868	$1,626
Airframe	569	503	1,613	1,443
Non-aviation	17	18	45	48
Total segment EBITDA As Defined	1,232	1,112	3,526	3,117
Less: Unallocated corporate EBITDA As Defined	15	21	85	94
Total Company EBITDA As Defined	1,217	1,091	3,441	3,023
Depreciation and amortization expense	91	77	271	219
Interest expense-net	397	316	1,152	943
Acquisition transaction and integration-related expenses	9	27	32	43
Non-cash stock and deferred compensation expense	51	47	124	158
Refinancing costs	7	30	7	59
Other, net	27	(8)	(21)	(9)
Income from continuing operations before income taxes	$635	$602	$1,876	$1,610
The following table presents total assets by segment (in millions):

	June 28, 2025	September 30, 2024
Total assets
Power & Control	$9,687	$9,180
Airframe	10,329	10,045
Non-aviation	195	193
Corporate	2,489	6,168
	$22,700	$25,586

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the total changes by component in accumulated other comprehensive income (loss), net of taxes, for the thirty-nine week periods ended June 28, 2025 and June 29, 2024 (in millions):

	Unrealized losses on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2024	$19	$1	$(62)	$(42)
Net current-period other comprehensive (loss) income (4)	(15)	—	105	90
Balance at June 28, 2025	$4	$1	$43	$48

Balance at September 30, 2023	$143	$2	$(243)	$(98)
Net current-period other comprehensive (loss) income (4)	(72)	—	24	(48)
Balance at June 29, 2024	$71	$2	$(219)	$(146)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of tax (expense) benefit, of $4 million and $3 million for the thirteen week periods ended June 28, 2025 and June 29, 2024, respectively, and $5 million and $20 million for the thirty-nine week periods ended June 28, 2025 and June 29, 2024, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity on the defined pension plan and postretirement benefit plan for the thirteen and thirty-nine week periods ended June 28, 2025 and June 29, 2024.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
(4)Presented net of reclassifications out of accumulated other comprehensive income (loss) into earnings, specifically net sales and interest expense-net, for realized (losses) gains on derivatives designated and qualifying as cash flow hedges of $(1) million (net of taxes of less than $(1) million) and $34 million (net of taxes of $11 million), respectively, for the thirty-nine week period ended June 28, 2025 and $(2) million (net of taxes of $(1) million) and $84 million (net of taxes of $26 million), respectively, for the thirty-nine week period ended June 29, 2024.
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

The components of lease expense are as follows (in millions):

		Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	Classification	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	Cost of sales or selling and administrative expenses	$6	$5	$18	$15
Finance lease cost:
Amortization of leased assets	Cost of sales	4	3	11	9
Interest on lease liabilities	Interest expense-net	5	5	14	11
Total lease cost		$15	$13	$43	$35
Supplemental cash flow information related to leases is as follows (in millions):

	Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$17	$15
Operating cash outflows from finance leases	12	10
Financing cash outflows from finance leases	5	4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7	$6
Financing leases	17	65
Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	June 28, 2025	September 30, 2024
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$54	$61

Current operating lease liabilities	Accrued and other current liabilities	16	19
Long-term operating lease liabilities	Other non-current liabilities	41	43
Total operating lease liabilities		$57	$62

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment-net	$261	$252

Current finance lease liabilities	Current portion of long-term debt	7	6
Long-term finance lease liabilities	Long-term debt	272	256
Total finance lease liabilities		$279	$262
As of June 28, 2025, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	5.5 years
Finance leases	20.3 years

Weighted-average discount rate
Operating leases	6.0%
Finance leases	7.0%

Maturities of lease liabilities at June 28, 2025 are as follows (in millions):

	Operating Leases	Finance Leases
2025	$5	$4
2026	17	23
2027	14	25
2028	9	24
2029	7	24
Thereafter	17	461
Total future minimum lease payments	69	561
Less: imputed interest	12	282
Present value of lease liabilities reported	$57	$279

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
For the third quarter of fiscal 2025, we generated net sales of $2,237 million and net income attributable to TD Group of $492 million. EBITDA As Defined was $1,217 million, or 54.4% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
For the thirty-nine week period ended June 28, 2025, demand for air travel remained strong both domestically and internationally though recent RPK statistics indicate a softening in the growth rate, particularly in North America and in domestic passenger markets. Commercial aftermarket sales increased for the thirty-nine week period ended June 28, 2025 compared to fiscal 2024 primarily due to the overall strong demand for air travel resulting in higher flight hours and utilization of passenger and freight aircraft as global air traffic continues to surpass pre-pandemic levels. We continue to closely monitor the economic environment, including its impact on airline capacity. At this time, we are seeing minimal impact on our commercial aftermarket.
Our commercial transport original equipment manufacturer (“OEM”) shipments and revenues generally run ahead of aircraft delivery schedules. Consistent with prior years, our fiscal 2025 shipments are a function of, among other things, the estimated 2025 and 2026 commercial aircraft production rates for Boeing and Airbus. Airline demand for new aircraft remains high and the OEMs are working to increase aircraft production. However, aircraft production rates remain well below pre-pandemic levels as the struggles in the OEM supply chain and labor challenges persist. Additional factors such as the recent tariff actions and potentially weakening economic environment, and the Boeing machinist strike, which affected its 737 MAX, 767 and 777 production lines, make it difficult to accurately predict the OEM build rates for the balance of fiscal 2025, though progress continues to be made in the build rates. Airbus has also encountered difficulties in ramping up production. For the thirty-nine week period ended June 28, 2025, the impact across TransDigm's operating units has been uneven and varied, resulting in consolidated commercial OEM sales decreasing compared to fiscal 2024.
Our defense business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of Defense (“DOD”) procurement policy and the extent of global conflicts, such as the ongoing geopolitical conflicts. Likewise, delays in government spending outlays and government funding reprioritization can impact demand. For a variety of reasons, the military spending outlook is very uncertain, though recent DOD budgets have trended upwards due to recent geopolitical challenge and conflicts, and current military modernization efforts. Defense sales for the thirty-nine week period ended June 28, 2025 increased compared to fiscal 2024 primarily due to continued improving United States Government (“U.S. Government”) defense spend outlays.
At various points in 2025, the U.S. Government has announced new or higher tariffs on goods imported into the U.S. from numerous countries resulting in multiple countries countering with reciprocal tariffs and other actions in response. Negotiations between the U.S. and other countries regarding the tariffs are ongoing and their status continues to evolve. TransDigm is primarily a domestic manufacturer as the majority of its operations are in the U.S. and mainly sources in the U.S. for its U.S.-based production. Because of this and other factors such as the applicability of the United States-Mexico-Canada Agreement, we do not expect the tariffs to have a significant impact on our fiscal 2025 operating results. We continue to monitor the developments on tariffs and other changes in trade policy for its potential impact on the economic environment and on our business and operating results.

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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	June 28, 2025		% of Net Sales	June 29, 2024		% of Net Sales
Net sales	$2,237		100.0%	$2,046		100.0%
Cost of sales	905		40.5%	826		40.4%
Selling and administrative expenses	242		10.8%	248		12.1%
Amortization of intangible assets	51		2.3%	38		1.8%
Income from operations	1,039		46.4%	934		45.7%
Interest expense-net	397		17.7%	316		15.4%
Refinancing costs	7		0.3%	30		1.5%
Other income	—		—%	(14)		(0.7)%
Income tax provision	142		6.3%	141		6.9%
Income from continuing operations	493		22.0%	461		22.6%
Less: Net income attributable to noncontrolling interests	(1)		—%	—		—%
Net income attributable to TD Group	$492		22.0%	$461		22.6%
Net income applicable to TD Group common stockholders	$492	(1)	22.0%	$461	(1)	22.6%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$8.47	(2)		$7.96	(2)
Weighted-average shares outstanding—basic and diluted	58.1			57.9
Other Data:
EBITDA	$1,123	(3)		$995	(3)
EBITDA As Defined	$1,217	(3)	54.4%	$1,091	(3)	53.3%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalents. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended June 28, 2025 and June 29, 2024.
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

	Thirty-Nine Week Periods Ended
	June 28, 2025		% of Net Sales	June 29, 2024		% of Net Sales
Net sales	$6,394		100.0%	$5,754		100.0%
Cost of sales	2,553		39.9%	2,341		40.7%
Selling and administrative expenses	689		10.8%	715		12.4%
Amortization of intangible assets	148		2.3%	110		1.9%
Income from operations	3,004		47.0%	2,588		45.0%
Interest expense-net	1,152		18.0%	943		16.4%
Refinancing costs	7		0.1%	59		1.0%
Other income	(31)		(0.5)%	(24)		(0.4)%
Income tax provision	411		6.4%	362		6.3%
Income from continuing operations	1,465		22.9%	1,248		21.7%
Less: Net income attributable to noncontrolling interests	(1)		—%	(2)		—%
Net income attributable to TD Group	$1,464		22.9%	$1,246		21.7%
Net income applicable to TD Group common stockholders	$1,415	(1)	22.1%	$1,145	(1)	19.9%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$24.31	(2)		$19.81	(2)
Cash dividends declared per common share	$—			$35.00
Weighted-average shares outstanding—basic and diluted	58.2			57.8
Other Data:
EBITDA	$3,299	(3)		$2,772	(3)
EBITDA As Defined	$3,441	(3)	53.8%	$3,023	(3)	52.5%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $49 million and $101 million for the thirty-nine week periods ended June 28, 2025 and June 29, 2024, respectively.
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

Changes in Results of Operations
Thirteen week period ended June 28, 2025 compared with the thirteen week period ended June 29, 2024
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended June 28, 2025 and June 29, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	June 28, 2025	June 29, 2024	Change
Organic sales	$2,164	$2,035	$129	6.3%
Acquisition sales	73	11	62	3.0%
Net sales	$2,237	$2,046	$191	9.3%
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
The increase in organic sales of $129 million for the thirteen week period ended June 28, 2025 compared to the thirteen week period ended June 29, 2024 is primarily related to increases in defense sales ($122 million, an increase of 15.4%) and commercial aftermarket sales ($35 million, an increase of 5.7%), partially offset by a decrease in commercial OEM sales ($33 million, a decrease of 7.0%). The increase in defense sales is primarily attributable to continued improving U.S. Government defense spend outlays. The increase in commercial aftermarket sales is primarily attributable to the strong demand for air travel resulting in higher flight hours and utilization of aircraft. The decrease in commercial OEM sales is primarily attributable to the prolonged supply chain and labor challenges being encountered by aircraft manufacturers and resulting production delays of new aircraft.
The increase in acquisition sales for the thirteen week period ended June 28, 2025 is primarily attributable to the fiscal 2024 acquisitions of Raptor Scientific, the Electron Device Business of Communications & Power Industries (“CPI's Electron Device Business”) and SEI Industries LTD (“SEI”).
•Cost of Sales and Gross Profit. Cost of sales increased by $79 million, or 9.6%, to $905 million for the thirteen week period ended June 28, 2025 compared to $826 million for the thirteen week period ended June 29, 2024. Cost of sales and the related percentage of net sales for the thirteen week periods ended June 28, 2025 and June 29, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 28, 2025	June 29, 2024	Change	% Change
Cost of sales - excluding costs below	$884	$825	$59	7.2%
% of net sales	39.5%	40.3%
Foreign currency losses (gains)	21	(2)	23	1,150.0%
% of net sales	0.9%	(0.1)%
Non-cash stock and deferred compensation expense	5	5	—	—%
% of net sales	0.2%	0.2%
Inventory step-up amortization	2	5	(3)	(60.0)%
% of net sales	0.1%	0.2%
Loss contract amortization	(7)	(7)	—	—%
% of net sales	(0.3)%	(0.3)%
Total cost of sales	$905	$826	$79	9.6%
% of net sales	40.5%	40.4%
Gross profit (Net sales less Total cost of sales)	$1,332	$1,220	$112	9.2%
Gross profit percentage (Gross profit / Net sales)	59.5%	59.6%

Cost of sales during the thirteen week period ended June 28, 2025 slightly increased as a percentage of net sales. This was driven by foreign currency losses recognized in the third quarter of fiscal 2025 as foreign exchange rates, particularly the U.S. dollar compared to the British pound and the euro, weakened in the third quarter of fiscal 2025 compared to fiscal 2024. Excluding the impact of foreign currency losses (gains), cost of sales during the thirteen week period ended June 28, 2025 decreased as a percentage of net sales. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume.
•Selling and Administrative Expenses. Selling and administrative expenses decreased by $6 million, or 2.4%, to $242 million for the thirteen week period ended June 28, 2025, compared to $248 million, or 12.1% of net sales, for the thirteen week period ended June 29, 2024. Selling and administrative expenses and the related percentage of net sales for the thirteen week periods ended June 28, 2025 and June 29, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 28, 2025	June 29, 2024	Change	% Change
Selling and administrative expenses - excluding costs below	$190	$184	$6	3.3%
% of net sales	8.5%	9.0%
Non-cash stock and deferred compensation expense	46	43	3	7.0%
% of net sales	2.1%	2.1%
Acquisition integration costs	6	3	3	100.0%
% of net sales	0.3%	0.1%
Acquisition transaction-related expenses	—	18	(18)	(100.0)%
% of net sales	—%	0.9%
Total selling and administrative expenses	$242	$248	$(6)	(2.4)%
% of net sales	10.8%	12.1%
Selling and administrative expenses as a percentage of net sales for the thirteen week period ended June 28, 2025 decreased compared to the thirteen week period ended June 29, 2024 primarily due to the decrease in acquisition transaction-related expenses. Acquisition transaction-related expenses decreased due to a lower volume of business combinations completed quarter-to-date compared to fiscal 2024.
•Amortization of Intangible Assets. Amortization of intangible assets was $51 million for the thirteen week period ended June 28, 2025 compared to $38 million for the thirteen week period ended June 29, 2024. The increase in amortization expense of $13 million was primarily due to the amortization expense recognized on intangible assets from the fiscal 2024 acquisitions.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and original issue discount, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $81 million, or 25.6%, to $397 million for the thirteen week period ended June 28, 2025 from $316 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings and a $25 million decrease in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.2% for the thirteen week periods ended June 28, 2025 and June 29, 2024.
•Refinancing Costs. Refinancing costs of $7 million incurred for the thirteen week period ended June 28, 2025 were primarily related to the write-off of unamortized debt issuance costs recorded in conjunction with the redemption of the 5.50% subordinated notes due 2027 (“5.50% 2027 Notes”), which was completed during the thirteen week period ended June 28, 2025. Refinancing costs of $30 million incurred for the thirteen week period ended June 29, 2024 were primarily related to the write-off of unamortized debt issuance costs recorded in conjunction with the redemption of the 6.25% secured notes due 2026 (“2026 Secured Notes”), which was completed during the thirteen week period ended June 29, 2024.
•Other Income. Other income of less than $1 million was recorded for the thirteen week period ended June 28, 2025, which primarily related to royalty and other income and the non-service related components of benefit costs on the Company's benefit plans. Other income of $14 million was recorded for the thirteen week period ended June 29, 2024, which primarily related to royalty and other income and the non-service related components of benefit costs on the Company's benefit plans.

•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 22.4% for the thirteen week period ended June 28, 2025 compared to 23.4% for the thirteen week period ended June 29, 2024. The Company’s lower effective tax rate for the thirteen week period ended June 28, 2025 was primarily due to a more significant discrete benefit associated with share-based payments along with a less significant increase in the valuation allowance applicable to the Company's net interest deduction limitation compared to the prior period.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $31 million, or 6.7%, to $492 million for the thirteen week period ended June 28, 2025 compared to net income attributable to TD Group of $461 million for the thirteen week period ended June 29, 2024, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $8.47 for the thirteen week period ended June 28, 2025 and $7.96 for the thirteen week period ended June 29, 2024.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended June 28, 2025 and June 29, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 28, 2025	% of Net Sales	June 29, 2024	% of Net Sales	Change	% Change
Power & Control	$1,139	50.9%	$1,029	50.3%	$110	10.7%
Airframe	1,058	47.3%	974	47.6%	84	8.6%
Non-aviation	40	1.8%	43	2.1%	(3)	(7.0)%
Net sales	$2,237	100.0%	$2,046	100.0%	$191	9.3%
Net sales for the Power & Control segment increased $110 million, an increase of 10.7%, for the thirteen week period ended June 28, 2025 compared to the thirteen week period ended June 29, 2024. The sales increase resulted primarily from increases in organic sales in defense ($49 million, an increase of 10.1%) and commercial aftermarket ($9 million, an increase of 3.0%). The increase in defense sales is primarily attributable to continued improving U.S. Government defense spend outlays. The increase in commercial aftermarket sales is primarily attributable to the strong demand for air travel resulting in higher flight hours and utilization of aircraft.
Net sales for the Airframe segment increased $84 million, an increase of 8.6%, for the thirteen week period ended June 28, 2025 compared to the thirteen week period ended June 29, 2024. The sales increase resulted primarily from increases in organic sales in defense ($74 million, an increase of 24.6%) and commercial aftermarket ($26 million, an increase of 8.1%). The increase in defense sales and commercial aftermarket sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
Acquisition sales for the Power & Control and Airframe segments contributed approximately $62 million in the aggregate to the increase in net sales. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation net sales compared to the thirteen week period in the prior fiscal year was not material.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended June 28, 2025 and June 29, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 28, 2025	% of Segment Net Sales		June 29, 2024	% of Segment Net Sales		Change	% Change
Power & Control	$646	56.7%		$591	57.4%		$55	9.3%
Airframe	569	53.8%		503	51.6%		66	13.1%
Non-aviation	17	42.5%		18	41.9%		(1)	(5.6)%
Total segment EBITDA As Defined	1,232	55.1%		1,112	54.3%		120	10.8%
Less: Unallocated corporate EBITDA As Defined	15	0.7%	(1)	21	1.0%	(1)	(6)	(28.6)%
Total Company EBITDA As Defined	$1,217	54.4%	(1)	$1,091	53.3%	(1)	$126	11.5%

(1)Calculated as a percentage of consolidated net sales.

EBITDA As Defined for the Power & Control segment increased approximately $55 million, an increase of 9.3%, resulting primarily from the higher organic sales in commercial aftermarket and defense. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategy and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment increased approximately $66 million, an increase of 13.1%. The increase in EBITDA As Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
EBITDA As Defined from acquisitions for the Power & Control and Airframe segments, in the aggregate, was not material to the increase in EBITDA as Defined. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation EBITDA As Defined compared to the thirteen week period in the prior fiscal year was not material.
Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. An immaterial amount of corporate expenses is allocated to the operating segments.
Thirty-nine week period ended June 28, 2025 compared with the thirty-nine week period ended June 29, 2024
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended June 28, 2025 and June 29, 2024 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Net Sales
	June 28, 2025	June 29, 2024	Change
Organic sales	$6,092	$5,712	$380	6.6%
Acquisition sales	302	42	260	4.5%
Net sales	$6,394	$5,754	$640	11.1%
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
The increase in organic sales of $380 million for the thirty-nine week period ended June 28, 2025 compared to the thirty-nine week period ended June 29, 2024 is primarily related to increases in defense sales ($271 million, an increase of 12.3%) and commercial aftermarket sales ($168 million, an increase of 9.5%), partially offset by a decrease in commercial OEM sales ($50 million, a decrease of 3.9%). The increase in defense sales is primarily attributable to continued improving U.S. Government defense spend outlays. The increase in commercial aftermarket sales is primarily attributable to the strong demand for air travel resulting in higher flight hours and utilization of aircraft. The decrease in commercial OEM sales is primarily attributable to the prolonged supply chain and labor challenges being encountered by aircraft manufacturers and resulting production delays of new aircraft.
The increase in acquisition sales for the thirty-nine week period ended June 28, 2025 is primarily attributable to the fiscal 2024 acquisitions of Raptor Scientific, CPI's Electron Device Business, SEI and FPT Industries LLC (“FPT”).

•Cost of Sales and Gross Profit. Cost of sales increased by $212 million, or 9.1%, to $2,553 million for the thirty-nine week period ended June 28, 2025 compared to $2,341 million for the thirty-nine week period ended June 29, 2024. Cost of sales and the related percentage of net sales for the thirty-nine week periods ended June 28, 2025 and June 29, 2024 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024	Change	% Change
Cost of sales - excluding costs below	$2,553	$2,337	$216	9.2%
% of net sales	39.9%	40.6%
Non-cash stock and deferred compensation expense	12	16	(4)	(25.0)%
% of net sales	0.2%	0.3%
Foreign currency losses	11	3	8	266.7%
% of net sales	0.2%	0.1%
Inventory step-up amortization	9	8	1	12.5%
% of net sales	0.1%	0.1%
Acquisition integration costs	6	1	5	500.0%
% of net sales	0.1%	—%
Loss contract amortization	(38)	(24)	(14)	(58.3)%
% of net sales	(0.6)%	(0.5)%
Total cost of sales	$2,553	$2,341	$212	9.1%
% of net sales	39.9%	40.7%
Gross profit (Net sales less Total cost of sales)	$3,841	$3,413	$428	12.5%
Gross profit percentage (Gross profit / Net sales)	60.1%	59.3%
Cost of sales during the thirty-nine week period ended June 28, 2025 decreased as a percentage of net sales. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs incurred being spread over a higher production volume.
•Selling and Administrative Expenses. Selling and administrative expenses decreased by $26 million to $689 million, or 10.8% of net sales, for the thirty-nine week period ended June 28, 2025 from $715 million, or 12.4% of net sales, for the thirty-nine week period ended June 29, 2024. Selling and administrative expenses and the related percentage of net sales for the thirty-nine week periods ended June 28, 2025 and June 29, 2024 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024	Change	% Change
Selling and administrative expenses - excluding costs below	$561	$539	$22	4.1%
% of net sales	8.8%	9.4%
Non-cash stock and deferred compensation expense	112	142	(30)	(21.1)%
% of net sales	1.8%	2.5%
Acquisition integration costs	14	5	9	180.0%
% of net sales	0.2%	0.1%
Acquisition transaction-related expenses	2	29	(27)	(93.1)%
% of net sales	—%	0.5%
Total selling and administrative expenses	$689	$715	$(26)	(3.6)%
% of net sales	10.8%	12.4%
Selling and administrative expenses as a percentage of net sales for the thirty-nine week period ended June 28, 2025 decreased compared to the thirty-nine week period ended June 29, 2024 primarily due to the decrease in non-cash stock and deferred compensation expense and acquisition-transaction related expenses. The decrease in non-cash stock and deferred compensation expense is primarily attributable to the appreciation of the stock price at a higher rate during the first nine months of fiscal 2024 compared to the first nine months of fiscal 2025, as the stock price is a key input used to determine the Black-Scholes fair value for the non-cash stock compensation expense, and lower deferred compensation expense. Acquisition transaction-related expenses decreased due to a lower volume of business combinations completed year-to-date compared to fiscal 2024.

•Amortization of Intangible Assets. Amortization of intangible assets was $148 million for the thirty-nine week period ended June 28, 2025 compared to $110 million for the thirty-nine week period ended June 29, 2024. The increase in amortization expense of $38 million was primarily due to the amortization expense recognized on intangible assets from the fiscal 2024 acquisitions.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs and original issue discount, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and caps designated and qualifying as cash flow hedges. Interest expense-net increased $209 million, or 22.2%, to $1,152 million for the thirty-nine week period ended June 28, 2025 from $943 million for the comparable thirty-nine week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings and a $62 million decrease in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.2% for the thirty-nine week period ended June 28, 2025 compared to 6.1% for the thirty-nine week period ended June 29, 2024.
•Refinancing Costs. Refinancing costs of $7 million incurred for the thirty-nine week period ended June 28, 2025 were primarily related to the write-off of unamortized debt issuance costs recorded in conjunction with the redemption of the 5.50% 2027 Notes. Refinancing costs of $59 million incurred for the thirty-nine week period ended June 29, 2024 were primarily related to the write-off of unamortized debt issuance costs recorded in conjunction with the redemption of the 2026 Secured Notes.
•Other Income. Other income was $31 million for the thirty-nine week period ended June 28, 2025 compared to $24 million recorded for the thirty-nine week period ended June 29, 2024. Other income for the thirty-nine week period ended June 28, 2025 primarily related to a gain on sale of business, royalty and other income and the non-service related components of benefit costs on the Company's benefit plans. Other income for the thirty-nine week period ended June 29, 2024 primarily related to royalty and other income and the non-service related components of benefit costs on the Company's benefit plans.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 21.9% for the thirty-nine week period ended June 28, 2025 compared to 22.5% for the thirty-nine week period ended June 29, 2024. The Company’s lower effective tax rate for the thirty-nine week period ended June 28, 2025 was primarily due to a less significant increase in the valuation allowance applicable to Company's net interest deduction limitation, and a lower effective tax rate on non-U.S. earnings, slightly offset by a less significant benefit associated with share-based payments when compared to the same period in 2024.
•Net Income Attributable to TD Group. Net income attributable to TD Group increased $218 million, or 17.5%, to $1,464 million for the thirty-nine week period ended June 28, 2025 compared to net income attributable to TD Group of $1,246 million for the thirty-nine week period ended June 29, 2024, primarily as a result of the factors referenced above.
•Earnings per Share. Basic and diluted earnings per share was $24.31 for the thirty-nine week period ended June 28, 2025 and $19.81 for the thirty-nine week period ended June 29, 2024. Net income attributable to TD Group for the thirty-nine week period ended June 28, 2025 of $1,464 million was decreased by dividend equivalent payments of $49 million, or $0.83 per share, resulting in net income applicable to TD Group common stockholders of $1,415 million. Net income attributable to TD Group for the thirty-nine week period ended June 29, 2024 of $1,246 million was decreased by dividend equivalent payments of $101 million, or $1.75 per share, resulting in net income applicable to TD Group common stockholders of $1,145 million.
Business Segments
•Segment Net Sales. Net sales by segment for the thirty-nine week periods ended June 28, 2025 and June 29, 2024 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 28, 2025	% of Net Sales	June 29, 2024	% of Net Sales	Change	% Change
Power & Control	$3,274	51.2%	$2,838	49.3%	$436	15.4%
Airframe	3,007	47.0%	2,795	48.6%	212	7.6%
Non-aviation	113	1.8%	121	2.1%	(8)	(6.6)%
Net sales	$6,394	100.0%	$5,754	100.0%	$640	11.1%

Net sales for the Power & Control segment increased $436 million, an increase of 15.4%, for the thirty-nine week period ended June 28, 2025 compared to the thirty-nine week period ended June 29, 2024. The sales increase resulted primarily from increases in organic sales in defense ($136 million, an increase of 10.2%) and commercial aftermarket ($80 million, an increase of 9.2%). The increase in defense sales is primarily attributable to continued improving U.S. Government defense spend outlays. The increase in commercial aftermarket sales is primarily attributable to the strong demand for air travel resulting in higher flight hours and utilization of aircraft.
Net sales for the Airframe segment increased $212 million, an increase of 7.6%, for the thirty-nine week period ended June 28, 2025 compared to the thirty-nine week period ended June 29, 2024. The sales increase resulted primarily from increases in organic sales in defense ($137 million, an increase of 15.7%) and commercial aftermarket ($88 million, an increase of 9.9%). The increase in defense sales and commercial aftermarket sales for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
Acquisition sales for the Power & Control and Airframe segments contributed approximately $260 million in aggregate to the increase in net sales. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date.
The change in Non-aviation net sales compared to the thirty-nine week period in the prior fiscal year was not material.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirty-nine week periods ended June 28, 2025 and June 29, 2024 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 28, 2025	% of Segment Net Sales		June 29, 2024	% of Segment Net Sales		Change	% Change
Power & Control	$1,868	57.1%		$1,626	57.3%		$242	14.9%
Airframe	1,613	53.6%		1,443	51.6%		170	11.8%
Non-aviation	45	39.8%		48	39.7%		(3)	(6.3)%
Total segment EBITDA As Defined	3,526	55.1%		3,117	54.2%		409	13.1%
Less: Unallocated corporate EBITDA As Defined	85	1.3%	(1)	94	1.7%	(1)	(9)	(9.6)%
Total Company EBITDA As Defined	$3,441	53.8%	(1)	$3,023	52.5%	(1)	$418	13.8%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control segment increased approximately $242 million, an increase of 14.9%, resulting primarily from higher organic sales in defense and commercial aftermarket. Also contributing to the increase in EBITDA As Defined was the application of our three core value-driven operating strategy and positive leverage on our fixed overhead costs spread over a higher production volume.
EBITDA As Defined for the Airframe segment increased approximately $170 million, an increase of 11.8%. The increase in EBITDA As Defined for the Airframe segment is attributable to the same factors described in the paragraph above for the Power & Control segment.
EBITDA As Defined from acquisitions for the Power & Control and Airframe segments, in the aggregate, was not material to the increase in EBITDA As Defined. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year from the respective acquisition date.
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	June 28, 2025	September 30, 2024
Selected Balance Sheet Data:
Cash and cash equivalents	$2,792	$6,261
Working capital (Total current assets less total current liabilities)	4,704	3,690
Total assets	22,700	25,586
Total debt (1)	25,012	24,880
TD Group stockholders’ deficit	(5,004)	(6,290)

(1)Includes debt issuance costs and original issue discount. Reference Note 8, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$1,531	$1,473
Investing activities	(349)	(1,739)
Financing activities	(4,669)	152
Capital expenditures	156	124
Ratio of earnings to fixed charges (1)	2.6x	2.7x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and original issue discount and the “interest component” of rental expense.
Significant Transactions of Fiscal 2025
•On October 18, 2024, the Company paid the special cash dividend of $75.00 per outstanding share of common stock declared in September 2024, totaling $4,216 million, and $131 million in cash dividend equivalent payments on vested options outstanding under its stock option plans associated with the September 2024 dividend declaration.
•For the thirty-nine week period ended June 28, 2025, the Company repurchased 401,036 shares of common stock at an average price of $1,246.71 per share for a total amount of $500 million. Whether the Company undertakes additional share repurchases or other aforementioned activities will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.
•On May 20, 2025, the Company completed the issuance of $2,650 million in 6.375% senior subordinated notes due 2033, which the net proceeds of approximately $2,615 million, along with existing cash on hand, were used to redeem all of its outstanding $2,650 million in 5.50% senior subordinated notes due 2027. The redemption occurred on June 20, 2025.
•On June 30, 2025, the Company entered into a definitive agreement to acquire all the outstanding stock of the Simmonds Precision Products, Inc. Business (“Simmonds”) of Goodrich Corporation from RTX Corporation for approximately $765 million in cash. The acquisition is subject to regulatory approvals in the United States and customary closing conditions.
•On July 1, 2025, the Company acquired Servotronics, Inc. (“Servotronics”) via a tender offer for $47.00 per share in cash. The total purchase price was approximately $133 million in cash.

•On July 11, 2025, the Company amended its trade receivable securitization facility (the “Securitization Facility”) to, among other things, (i) increase the borrowing capacity from $650 million to $725 million; and (ii) extend the maturity date to July 10, 2026 at an interest rate of Term SOFR plus 1.35% compared to an interest rate of Term SOFR plus 1.45% that applied prior to the amendment. Prior to the amendment, the Securitization Facility was fully drawn.
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
The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 11, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of June 28, 2025, approximately 75% of our gross debt was fixed rate.
As of June 28, 2025, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of June 28, 2025
Cash and cash equivalents	$2,792
Availability on revolving credit facility	856
Cash liquidity	$3,648
We believe our significant cash liquidity will allow us to meet our anticipated funding requirements. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. There is no maturity on any tranche of term loans or notes until August 2028.
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
Operating Activities. The Company generated $1,531 million of net cash from operating activities during the thirty-nine week period ended June 28, 2025 compared to $1,473 million during the thirty-nine week period ended June 29, 2024.
The change in accounts receivable during the thirty-nine week period ended June 28, 2025 was a use of cash of $126 million compared to a use of cash of $22 million during the thirty-nine week period ended June 29, 2024. The increase in the use of cash of $104 million is primarily attributable to the timing of cash receipts. The Company continues to actively manage its accounts receivable, the related agings and collection efforts.
The change in inventories during the thirty-nine week period ended June 28, 2025 was a use of cash of $167 million compared to a use of cash of $140 million during the thirty-nine week period ended June 29, 2024. The slight increase in the use of cash is due to an increase in raw materials to support the expected higher fourth quarter sales activity compared to prior year. The Company continues to actively and strategically manage inventory levels in response to the ongoing supply chain challenges.
The change in accounts payable during the thirty-nine week period ended June 28, 2025 was a source of cash of $1 million compared to a use of cash of $9 million during the thirty-nine week period ended June 29, 2024. The change is due to the timing of payments to suppliers.

Investing Activities. Net cash used in investing activities was $349 million during the thirty-nine week period ended June 28, 2025, consisting primarily of acquisitions of certain product lines completed during the first nine months of fiscal 2025 for $239 million and capital expenditures of $156 million; partially offset by other investing transactions inflows of $46 million.
Net cash used in investing activities was $1,739 million during the thirty-nine week period ended June 29, 2024, consisting of $1,686 million from the acquisitions of CPI's Electron Device Business, SEI, FPT and certain product lines completed during the first nine months of fiscal 2024, capital expenditures of $124 million; partially offset by other investing transactions inflows of $71 million.
Financing Activities. Net cash used in financing activities was $4,669 million during the thirty-nine week period ended June 28, 2025. The use of cash was primarily attributable to dividend and dividend equivalent payments of $4,396 million, repurchases of common stock of $500 million and principal payments on the term loans of $44 million; primarily offset by proceeds from stock option exercises of $147 million and the net proceeds of short-term and long-term debt transactions, including fees, of $128 million.
Net cash provided by financing activities was $152 million during the thirty-nine week period ended June 29, 2024. The source of cash was primarily attributable to the net proceeds of short-term and long-term debt transactions, including fees, of $2,004 million, plus proceeds from stock option exercises of $213 million; primarily offset by dividend and dividend equivalent payments of $2,038 million and principal payments on the term loans of $27 million.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. During the thirty-nine week period ended June 28, 2025, other than the financing activities further described in Note 8, “Debt,” in the notes to the condensed consolidated financial statements included herein, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facilities
As of June 28, 2025, TransDigm has $8,659 million in fully drawn term loans (the “Term Loans Facility”) and a $910 million revolving credit facility. The Term Loans Facility consists of four tranches of term loans as follows (aggregate principal amount disclosed is as of June 28, 2025):

Term Loans Facility	Aggregate Principal	Maturity Date	Interest Rate
Tranche I	$1,862 million	August 24, 2028	Term SOFR plus 2.75%
Tranche J	$3,614 million	February 28, 2031	Term SOFR plus 2.50%
Tranche K	$1,691 million	March 22, 2030	Term SOFR plus 2.75%
Tranche L	$1,492 million	January 19, 2032	Term SOFR plus 2.50%
The Term Loans Facility requires quarterly aggregate principal payments of $22 million. The revolving commitments consist of two tranches which include up to $139 million of multicurrency revolving commitments. At June 28, 2025, the Company had $54 million in letters of credit outstanding and $856 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of Term SOFR plus 2.25%. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum. The maturity date of the revolving credit facility is February 27, 2029.
The interest rates per annum applicable to the Term Loans Facility under the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”) are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to the Term Loans Facility are not subject to a floor. Refer to Note 11, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein for information about how our interest rate swap, cap and collar agreements are used to hedge and offset, respectively, the variable interest rate portion of our debt.

Indentures
The following table represents the senior subordinated and secured notes outstanding as of June 28, 2025:

Description	Aggregate Principal	Maturity Date	Interest Rate
2028 Secured Notes	$2,100 million	August 15, 2028	6.75%
4.625% 2029 Notes	$1,200 million	January 15, 2029	4.625%
2029 Secured Notes	$2,750 million	March 1, 2029	6.375%
4.875% 2029 Notes	$750 million	May 1, 2029	4.875%
2030 Secured Notes	$1,450 million	December 15, 2030	6.875%
2031 Secured Notes	$1,000 million	December 1, 2031	7.125%
2032 Secured Notes	$2,200 million	March 1, 2032	6.625%
2033 Secured Notes	$1,500 million	January 15, 2033	6.00%
6.375% 2033 Notes	$2,650 million	May 31, 2033	6.375%
The 4.625% 2029 Notes and the 4.875% 2029 Notes were issued at a price of 100.00% of the principal amount. The 6.375% 2033 Notes (which, along with the 4.625% 2029 Notes and the 4.875% 2029 Notes, are collectively referred to as the “Subordinated Notes”) were issued at a price of 99.225% of the principal amount. The 2030 Secured Notes, 2032 Secured Notes and 2033 Secured Notes (which, along with the 2028 Secured Notes, 2029 Secured Notes and 2031 Secured Notes, are collectively referred to as the “Secured Notes”) were issued at a price of 100.00% of its principal amount. The initial $1,000 million offering and the subsequent $1,100 million offering of the 6.75% senior secured notes due 2028 (collectively, the “2028 Secured Notes”) in the second quarter of fiscal 2023 were issued at a price of 100.00% and 99.00%, respectively, of their principal amount, resulting in gross proceeds of $2,089 million. The 2031 Secured Notes were issued at a price of 99.25% of its principal amount, resulting in gross proceeds of $993 million. The initial $2,200 million offering and subsequent $550 million offering of the 6.375% senior secured notes due 2029 (collectively, the “2029 Secured Notes”) were issued at a price of 100.00% and 99.75%, respectively, of their principal amount, resulting in gross proceeds of $2,749 million.
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
Guarantor Information
The Subordinated Notes are subordinated to all of our existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, rank equally with all of our existing and future senior subordinated debt and rank senior to all of our future debt that is expressly subordinated to the Subordinated Notes. The 4.625% 2029 Notes and the 4.875% 2029 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by TD Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The 6.375% 2033 Notes are guaranteed, on a senior subordinated basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The table set forth in Exhibit 22.1 filed with this Form 10-Q details the primary obligors and guarantors. The guarantees of the Subordinated Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Subordinated Notes. The Subordinated Notes are structurally subordinated to all of the liabilities of TD Group’s non-guarantor subsidiaries.

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

(in millions)	As of June 28, 2025
Current assets	$4,118
Goodwill	8,250
Other non-current assets	3,961
Current liabilities	1,039
Non-current liabilities	25,123
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors-net	(2,083)

Thirty-Nine Week Period Ended
(in millions)	June 28, 2025
Net sales	$5,043
Sales to subsidiaries that are non-issuers and non-guarantors	25
Cost of sales	1,954
Expense from subsidiaries that are non-issuers and non-guarantors-net	48
Income from operations	1,008
Net income attributable to TD Group	1,008
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
As of June 28, 2025, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
During the first quarter of fiscal 2025, the Company drew the remaining $163 million available under the Securitization Facility, bringing the total drawn to $650 million. At June 28, 2025, the total drawn remained at $650 million and the applicable interest rate was 5.73%.
On July 11, 2025, the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $650 million to $725 million; and (ii) extend the maturity date to July 10, 2026 at an interest rate of Term SOFR plus 1.35% compared to an interest rate of Term SOFR plus 1.45% that applied prior to the amendment.
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
No dividends were declared in the thirty-nine week period ended June 28, 2025. In September 2024, TransDigm's Board of Directors authorized and declared a special cash dividend of $75.00 on each outstanding share of common stock. On October 18, 2024, the Company paid the special cash dividend, totaling $4,216 million. Dividend equivalent payments are made during the Company's first fiscal quarter each year and also upon payment of any dividends declared. Total dividend equivalent payments in the first quarter of fiscal 2025 were approximately $180 million, $131 million of which was associated with the September 2024 special dividend declaration.
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
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of June 28, 2025, the Company had $54 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Income	$493	$461	$1,465	$1,248
Adjustments:
Depreciation and amortization expense	91	77	271	219
Interest expense-net	397	316	1,152	943
Income tax provision	142	141	411	362
EBITDA	1,123	995	3,299	2,772
Adjustments:
Acquisition transaction and integration-related expenses (1)	9	27	32	43
Non-cash stock and deferred compensation expense (2)	51	47	124	158
Refinancing costs (3)	7	30	7	59
Other, net (4)	27	(8)	(21)	(9)
EBITDA As Defined	$1,217	$1,091	$3,441	$3,023

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

(4)
Primarily represents foreign currency transaction gains or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and other miscellaneous income or expense, such as gain on sale of business.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirty-Nine Week Periods Ended
	June 28, 2025	June 29, 2024
Net cash provided by operating activities	$1,531	$1,473
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	326	218
Interest expense-net (1)	1,124	912
Income tax provision-current	414	362
Amortization of inventory step-up	(9)	(8)
Loss contract amortization	38	24
Refinancing costs (2)	(7)	(59)
Gain on sale of businesses, net	17	11
Non-cash stock and deferred compensation expense (3)	(124)	(158)
Foreign currency exchange losses	(11)	(3)
EBITDA	3,299	2,772
Adjustments:
Acquisition transaction and integration-related expenses (4)	32	43
Non-cash stock and deferred compensation expense (3)	124	158
Refinancing costs (2)	7	59
Other, net (5)	(21)	(9)
EBITDA As Defined	$3,441	$3,023

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and discount on debt.

(2)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(3)	Represents the compensation expense recognized by TD Group under our stock option plans and deferred compensation plans.

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

(5)
Primarily represents foreign currency transaction gains or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and other miscellaneous income or expense, such as gain on sale of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Annual Report on Form 10-K (for the fiscal year ended September 30, 2024, filed on November 7, 2024). These market risks have not materially changed for the third quarter of fiscal year 2025.
ITEM 4. CONTROLS AND PROCEDURES
As of June 28, 2025, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President, Chief Executive Officer and Director (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President, Chief Executive Officer and Director and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President, Chief Executive Officer and Director and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
The following table presents information about repurchases of TransDigm Group Inc. common stock made by us during the third quarter of fiscal year 2025 (in millions, except shares and average price per share data):

			Total Number of Shares	Dollar Value of Shares
	Total Number	Average Price	Repurchased as Part	That May Yet Be
	of Shares	Paid	of Publicly Announced	Purchased Under the
Period	Repurchased	Per Share	Plans or Programs	Plans or Programs (1)
March 30, 2025 - April 26, 2025	105,567	$1,240.91	105,567	$788
April 27, 2025 - May 24, 2025	—	—	—	788
May 25, 2025 - June 28, 2025	—	—	—	788
Total	105,567	$1,240.91	105,567

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

ITEM 5. OTHER INFORMATION
On June 2, 2025, Kevin Stein, the Company’s President, Chief Executive Officer and Director, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) for the sale of 171,500 shares of common stock issuable upon the exercise of vested options intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which Rule 10b5-1 trading arrangement begins on September 1, 2025 and terminates no later than June 30, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

10.1	Eighteenth Amendment to the Receivables Purchase Agreement dated as of July 11, 2025, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group*	Filed Herewith
22.1	Listing of Subsidiary Guarantors	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Kevin Stein	President, Chief Executive Officer and Director (Principal Executive Officer)	August 5, 2025
Kevin Stein

/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	August 5, 2025
Sarah Wynne