Form 10-K
period 2025-09-30
TransDigm Group INC
filed 2025-11-12
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 28, 2025, based upon the last sale price of such voting and non-voting common stock on that date, was $76,426,902,522.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 56,318,584 as of October 31, 2025.
Documents incorporated by reference: Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its 2026 Annual Meeting of Shareholders expected to be held on March 5, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K include but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; supply chain constraints; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; failure to complete or successfully integrate acquisitions; our indebtedness; current and future geopolitical or other worldwide events, including, without limitation, wars or conflicts and public health crises; cybersecurity threats; risks related to the transition or physical impacts of climate change and other natural disasters or meeting regulatory requirements; our reliance on certain customers; the United States (“U.S.”) defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; risks related to changes in laws and regulations, including increases in compliance costs and potential changes in trade policies and tariffs; potential environmental liabilities; liabilities arising in connection with litigation; risks and costs associated with our international sales and operations; and other factors.
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms, unless the context otherwise requires, refer to TD Group, together with TransDigm Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2025” or “fiscal 2025” means the period from October 1, 2024 to September 30, 2025.
PART I
ITEM 1.    BUSINESS
The Company
TD Group, through its wholly-owned subsidiary, TransDigm Inc., is a leading global designer, producer and supplier of highly engineered aircraft components that are critical to the safe and effective operation of nearly all commercial and military aircraft worldwide. Our products are represented in nearly every commercial and military aircraft in service today. Our business is well diversified due to the broad range of products we offer to our customers. We estimate that approximately 90% of our net sales for fiscal year 2025 were generated by proprietary products.
Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated to be approximately 25 to 30 years. A typical platform can be produced for 20 to 30 years, giving us an estimated product life cycle in excess of 50 years. We estimate that approximately 55% of our net sales in fiscal year 2025 were generated from the aftermarket, the vast majority of which come from the commercial and military aftermarkets. Historically, these aftermarket revenues have produced a higher gross profit and have been more stable than net sales to original equipment manufacturers (“OEMs”).

Our business strategy is made up of two key strengths: (1) successful execution of our value-driven operating strategy focused around our three core value drivers and (2) a selective acquisition strategy.
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
Selective Acquisition Strategy. We maintain a selective acquisition strategy, concentrating on proprietary commercial aerospace component businesses with significant aftermarket content where we see a clear path to value creation through the application of our three core value drivers. The integration of acquisitions into our existing businesses combined with implementing our proven operating strategy has historically resulted in improvements in the financial performance of the acquired businesses. Since the inception of our company in 1993, we have acquired 95 businesses and various product lines. Refer to Note 2, “Acquisitions,” in the notes to the consolidated financial statements included herein for information on the recent acquisitions.
Products
We primarily design, produce and supply highly engineered proprietary aerospace components with significant aftermarket content. We seek to develop highly customized products to solve specific needs for aircraft operators and manufacturers. We attempt to differentiate ourselves from our competitors by producing highly engineered products with high quality, reliability and timely delivery. Our proprietary products, and particularly our new product initiatives, are designed by our engineers and are intended to serve the needs of the aircraft component industry. These proprietary designs must withstand the extraordinary conditions and stresses that will be endured by products during use and meet the rigorous demands of our customers’ tolerance and quality requirements. Our portfolio of products encompasses a vast array of essential components that play pivotal roles on commercial aerospace and defense platforms, as well as other products. For example, TransDigm’s operating units make aircraft seatbelts and cockpit security systems that keep passengers and pilots safe; parachutes that protect military personnel; and specialized equipment for the National Aeronautics and Space Administration’s (“NASA”) space telescopes, aiding in space exploration and scientific advancement.
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
Customers
We predominantly serve customers in the commercial, regional, business jet and general aviation aftermarket, which generally account for 30% to 35% of our annual net sales; the commercial aerospace OEM market, comprising large commercial transport manufacturers and regional and business jet manufacturers, which generally account for 25% to 30% of our annual net sales; and the defense market (which includes defense OEMs and aftermarket sales to the U.S. and friendly foreign governments), which generally account for approximately 35% to 40% of our annual net sales.
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. Our top ten customers for fiscal year 2025 accounted for approximately 40% of our net sales. Products supplied to many of our customers are used on multiple platforms. None of our customers individually accounted for greater than 10% of our net sales for fiscal year 2025. We believe that our diversified revenue base reduces our dependence on any particular product, platform or market channel and has been a significant factor in maintaining our financial performance.
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
Governmental Regulations
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
Refer to Item 1A. “Risk Factors” for additional information about the impact of government regulations on our business.
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
For information regarding environmental reserves, refer to Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements included herein. Compliance with federal, state, local and foreign environmental laws during fiscal 2025 did not have a material impact on our capital expenditures, results of operations or cash flows. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse impact on our consolidated financial statements, but we cannot assure that material environmental liabilities may not arise in the future. For further information on environmental-related risks, including climate change, refer to Item 1A. “Risk Factors.”

Human Capital Resources
As of September 30, 2025, we had approximately 16,500 full-time, part-time and temporary employees. Approximately 15% of our full-time and part-time employees are represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates up to January 2029.
We consider our employees to be our greatest asset. Succession planning and the development, attraction and retention of employees is critical for TransDigm and its operating units to sustain our three core value drivers (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers).
We have established development programs such as TransDigm University to empower internal career progression support the advancement of our employees. We also have established recruiting programs to identify and hire new talent such as the Management Development Program (“MDP”), which involved the recruiting of recent masters program graduates at certain colleges and universities, and the Junior Military Officer (“JMO”) Program, which involves the recruiting of U.S. military veterans.
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
We offer attractive benefits packages that attract, retain, motivate and reward our talent, and we are committed to providing our employees and their families with programs that support their health and overall well-being. To empower our employees financially, we provide retirement savings plans and opportunities for tax-free savings through flexible spending accounts and health savings accounts. We believe that our compensation programs, including base pay, bonus structures and equity programs, fairly reward our employees for their hard work. Additionally, we understand the importance of maintaining a work-life balance, which is why our employees receive paid time off and enjoy designated holidays.
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
At TransDigm, we highly value the contributions of diverse perspectives, fresh ideas and varied experiences. Our commitment to diversity and inclusiveness is more than just an organizational goal; it is a fundamental principle that drives innovation, enhances our competitive edge and ultimately leads to better outcomes for all stakeholders. To gauge our progress, we annually review and assess our diversity initiatives and metrics.
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
A period of significant market disruption in the aerospace and defense industry, or other macroeconomic factors, may disproportionately disrupt our business compared to more diversified peer companies.
We may rely heavily on certain customers for much of our sales.
In fiscal year 2025, no customer individually accounted for 10% or more of the Company’s net sales; however, our top ten customers for fiscal year 2025 accounted for approximately 40% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to general economic or aerospace downturns, decreased production, strike or resourcing, could have a material adverse effect on results of operations, financial position and cash flows.
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
We also have entered into multi-year, fixed-price contracts with some of our customers, pursuant to which we have agreed to perform the work at a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs of making these products. This risk is greater in a high inflationary environment. Sometimes we accept a fixed-price contract for a product that we have not previously produced, and this may increase the risk of cost overruns or delays in the completion of the design and manufacturing of the product. Most of our contracts do not permit us to recover increases in raw material prices, taxes or labor costs. Furthermore, entering into fixed-price contracts with the United States Government (“U.S. Government”), particularly for small-quantity or spot purchases made without reliable forecasts, exposes us to the risk of cost overruns and reduced margins if production costs increase or economies of scale cannot be achieved.
We intend to pursue acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired operations.
A significant portion of our growth has occurred through acquisitions. Future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms or may be unable to receive necessary regulatory approvals or support. In addition, we may not be able to raise the capital necessary to fund future acquisitions. Because we may actively pursue multiple opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including regulatory complications or difficulties in employing sufficient staff and maintaining operational and management oversight.
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
We have a significant amount of indebtedness and may be able to incur substantial additional indebtedness in the future. Although our senior secured credit facility and the indentures governing the various series of senior secured and senior subordinated notes outstanding (the “Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the indentures.
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
All of the term loans under our term loan facility and the trade receivable securitization facility (the “Securitization Facility”) bear interest at variable rates based on the Term Secured Overnight Financing Rate (“Term SOFR”). Accordingly, if Term SOFR increases, our debt service expense will also increase. In order to mitigate the interest rate risk of these variable rate borrowings, we enter into interest rate swap, cap, and collar agreements that cover a significant portion of the existing variable rate debt and may continue do so in the future, subject to market and other conditions.
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
Because our products are complicated and highly engineered, we depend on an educated and trained workforce. Historically, there has been substantial competition for skilled personnel in the aerospace and defense industry, and we could be adversely affected by a shortage of skilled employees. We may not be able to fill new positions or vacancies created by expansion or turnover or attract and retain qualified personnel. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and there may be pressures on wages.
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
In addition, our success depends in part on our ability to attract and motivate our senior management and key employees. Achieving this objective may be difficult due to a variety of factors, including fluctuations in economic and industry conditions, competitors’ hiring practices, and the effectiveness of our compensation programs. Competition for qualified personnel can be intense. If we are unable to effectively provide for the succession of key personnel, senior management and our executive officers, including our President and Chief Executive Officer, our business, results of operations, cash flows and financial condition may be adversely affected. The Company’s Board of Directors continually monitors this risk and we believe that the Company’s succession plan, together with our straightforward strategy, clear value drivers, decentralized nature and the quality of managers running our operating units helps to mitigate this risk.

Public health crises, and health pandemics, epidemics and outbreaks could adversely affect our business.
A significant public health crisis could cause disruption to our operations. Our ability to predict and respond to future changes resulting from potential health crises is uncertain. Even after a public health crisis subsides, there may be long-term effects on our business practices and customers in economies in which we operate that could severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition. As we cannot predict the duration, scope or severity of future public health crises, the negative financial impact to our results cannot be reasonably estimated and could be material.
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
We face significant competition.
We operate in a highly competitive global industry and compete against a number of companies. Competitors in our product lines are both U.S. and foreign companies and range in size from divisions of large public corporations to small privately-held entities. We believe that our ability to compete depends on high product performance, consistent high quality, short lead-time and timely delivery, competitive pricing, superior customer service and support and continued certification under customer quality requirements and assurance programs. We adjust the prices of some of our products from time to time to stay competitive.
Climate-related regulations designed to address climate change may result in additional compliance costs.
Our operations and the products we sell are currently subject to rules limiting emissions and to other climate-related regulations in certain jurisdictions where we operate. Changes in environmental and climate-related laws or regulations on greenhouse gas emissions may negatively impact us, our suppliers and customers. We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers, in which case, the costs of raw materials and component parts could increase.
Because our manufacturing facilities primarily engage in assembly and light manufacturing and because we do not maintain any transportation infrastructure, we have relatively low Scope 1 and Scope 2 emissions. Accordingly, we do not anticipate any material adverse impact from increased carbon regulation directly on our manufacturing operations. Further, because of our wide portfolio of hundreds of thousands of products, we do not anticipate any material adverse impact from the reliance on a supplier or group of suppliers that may be subject to climate risks. However, regulation that would have a material adverse impact on air travel could have a material adverse impact on our business. Given the uncertainty around these issues, we cannot predict how future legislation, will affect our operations and financial condition. We have established a science-aligned greenhouse gas emissions reduction target of at least a 50% reduction in our Scope 1 and Scope 2 emissions on an absolute basis. Fiscal 2019 is the selected baseline year for TransDigm that we will compare against as we make progress towards our emissions reduction goal. We continue to evaluate ways to reduce our energy and water consumption and lower our greenhouse gas emissions through energy efficiency measures, the purchase of green power and other actions.

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
Our net sales to foreign customers were $3,296 million for the fiscal year ended September 30, 2025. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including war, sanctions, global health crises, currency fluctuations, difficulties in staffing and managing multinational operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.
Issues with the global supply chain can also rise due to some of the aforementioned risks, as well as the availability and cost of raw materials to suppliers, merchandise quality or safety issues, shipping and transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import. Such issues are often beyond our control and could adversely affect our operations and profitability. Furthermore, the Company is subject to foreign and domestic laws and regulations, which generally prohibit companies and their employees, agents and contractors from making improper payments for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations, financial position and cash flows.
We continue to monitor the ongoing geopolitical conflicts, such as Russia and Ukraine, and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia by the U.S., the U.K., the European Union and others. Although the conflicts have not, nor are expected to, have a direct material adverse impact on TransDigm's business, the implications of these conflicts in the short-term and long-term are difficult to predict. Factors such as increased energy costs, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from certain airlines, sanctions on certain companies, and the stability of certain customers could impact the global economy and aviation sector.
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
U.S. Government contracts can be terminated by the U.S. Government at its convenience without cause or significant notice. Termination for convenience provisions provide only for recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.
Most of our U.S. Government contracts are based on a firm-fixed price where we take the risk of cost overruns. On contracts for which the price is not fixed but rather based on the reimbursement of costs, the U.S. Government may review incurred costs and performance, as well as our accounting and general business practices. Based on the results of such audits, the U.S. Government may adjust the reimbursement of contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of intangible assets, portions of research and development costs, and certain marketing expenses may not be subject to reimbursement under cost-reimbursement contracts.

Furthermore, even where the price is not based on cost, the U.S. Government may seek to review costs to determine whether our pricing is “fair and reasonable.” Our subsidiaries are periodically subject to pricing reviews and government buying agencies that purchase some of our subsidiaries’ products are periodically subject to audits by the U.S. Department of Defense (“DOD”) with respect to prices paid for such products. As a result of these audits, we could be asked to enter into an arrangement whereby our prices would be based on costs approved by the auditor, plus a nominal fee, the DOD could seek to pursue alternative sources of supply for our parts, or the U.S. Government could take other adverse actions with respect to our contracts. Any of those occurrences could lead to a reduction in our revenue from, or the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government. Further, negative publicity relating to the results of any audit, inquiry or subsequent hearing or the like could negatively impact our stock price.
If a government inquiry or investigation alleges improper or illegal activities, we could be subject to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with U.S. Government agencies, any of which could materially adversely affect our reputation, business, financial condition, results of operations and cash flows.
Moreover, U.S. Government purchasing regulations contain many additional operational requirements, which do not apply to entities not engaged in government contracting. Failure to comply with such government contracting requirements could result in civil and criminal penalties that could have a material adverse effect on the Company’s results of operations.
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
The interpretation and application of data protection laws in the U.S. and globally, including but not limited to the General Data Protection Regulation and are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Further, although we have implemented internal controls and procedures designed to ensure compliance with the various privacy-related laws, rules and regulations, there can be no assurance that our controls and procedures will enable us to be fully compliant with all data protection laws. The rapid evolution and increased adoption of artificial intelligence (“AI”) technologies may intensify these risks. Any failure to comply, could result in significant penalties, fines, legal challenges and reputational harm.
Increased cybersecurity threats and more sophisticated and targeted computer crime have posed and could continue to pose a risk to our and certain third parties’ information technology systems and a disruption to or breach in the security of such systems, if material, could have adverse effects on our result of operations and financial condition.
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

The risks in this area continue to grow, and we expect cyber events will continue to accelerate in frequency and impact as threat actors increasingly use AI and other techniques to circumvent security controls, evade detection and remove forensic evidence.
Despite our use of reasonable and appropriate technical security controls and monitoring, security breaches, theft, misplaced, lost or corrupted data, programming, or employee errors and/or malfeasance have led and could in the future lead to the compromise or improper use of such sensitive, confidential, proprietary, or personal data or information. Such events may result in possible negative consequences, such as disruption to our business operations, loss of proprietary information, ransom demands, loss of revenue, penalties, failure to comply with laws governing sensitive data, government enforcement, litigation or regulatory proceedings, negative publicity, loss of reputation, loss of intellectual property, loss of competitiveness or customers, increased security and compliance costs or other negative consequences; however, the use of isolated systems by our operating units mitigates the pervasiveness of this risk. Further, the amount of insurance coverage that we maintain may be inadequate to cover claims or liabilities relating to a cybersecurity incident. Depending on the nature and magnitude of these events, they may have an adverse impact on our results of operations or financial condition.
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
Our business is subject to regulation under a variety of U.S. federal and state and non-U.S. laws, regulation and policies that require ongoing compliance efforts. From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, financial improprieties or breach of contract. In addition, we may be subject to class action lawsuits, including those involving allegations of violations of consumer product statutes or the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows.
We could be adversely affected by the impact of failure, misuse or quality issues of our products.
We produce highly engineered aircraft components, and accordingly, the adverse impact of product quality issues, actual or perceived, can be significant. Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft product that we have designed, manufactured or serviced. While we maintain liability insurance to protect us from future product liability claims, in the event of product liability claims our insurers may attempt to deny coverage or any coverage we have may not be adequate. We also may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or for which third-party indemnification is not available could result in significant liability to us.

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
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, customer relationships, and technology, were $3,454 million at September 30, 2025, representing 15% of our total assets. Goodwill recognized in accounting for mergers and acquisitions was $10,612 million at September 30, 2025, representing 46% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.
We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. The Company’s future results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, such as the proposed 15% global minimum tax under the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two, Global Anti-Base Erosion Rules (the “Pillar Two Rules”), will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. As of September 30, 2025, many jurisdictions where the Company operates, including Canada, U.K. and Germany, have adopted the Pillar Two Rules. The effective dates vary between fiscal 2025 and fiscal 2026.
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
Notwithstanding the most recent special cash dividend declared by the Company’s Board of Directors on August 20, 2025 of $90.00 per outstanding share of common stock, paid on September 12, 2025, we do not anticipate declaring regular cash dividends, whether quarterly or annual, on our common stock or any other equity security in the foreseeable future.
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
Our commercial business is directly affected by, among other factors, changes in revenue passenger kilometers (“RPKs”), the size and age of the worldwide aircraft fleet, the percentage of the fleet that is out-of-warranty and changes in the profitability of the commercial airline industry. RPKs and airline profitability have historically been correlated with the general economic environment, although national and international events also play a key role, such as pandemics, general downturns in the global economy, higher fuel prices and conflicts abroad.
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
As adopted by our businesses, which has been overseen by our corporate executive team, we have a cybersecurity incident response plan that outlines our policies and procedures to identify, respond to, and recover from cybersecurity threats and cybersecurity incidents. Our businesses are required to conduct regular exercises of their incident response plan as part of our program.
In the event of a potentially material cybersecurity incident, as determined by the VPoC with support from legal, as needed, the IRT is notified through an established escalation protocol. The Chair of the Audit Committee is also notified and briefed, and meetings of the Audit Committee and/or full Board of Directors would be held as appropriate. We maintain a relationship with third-party forensic vendor(s) available for incident response and investigation. Additionally, we maintain cybersecurity insurance.

The Company’s Board of Directors oversees our enterprise risk management (“ERM”) program and has delegated the primary responsibility for its oversight, which includes oversight of cybersecurity risk, to the Audit Committee. The Audit Committee is informed of material risks from cybersecurity threats through regular discussion with management regarding cybersecurity risk mitigation and cybersecurity incident management. Executive management, including our VPoC, regularly presents to the Audit Committee regarding cybersecurity matters, including program updates, key metrics, and developments.
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
ITEM 2.    PROPERTIES
Our corporate headquarters is located in Cleveland, Ohio. We maintain approximately 120 manufacturing facilities. Most of our manufacturing facilities are comprised of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance and are a combination of leased and owned. The facilities are situated in 25 states within the United States and in 14 other countries. Our properties consist of sales and administrative offices and distribution centers as well as manufacturing plants. None of our facilities are individually material to our operations.
Management believes that our machinery, plants and offices are in satisfactory operating condition and that it will have sufficient capacity to meet foreseeable future needs without incurring significant additional capital expenditures.
ITEM 3.    LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows. From time to time, we are involved in matters that involve governmental authorities as a party under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. We will report such matters that exceed, or that we reasonably believe may exceed, $1 million or more in monetary sanctions. While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “TDG.”
Holders
As of October 16, 2025, there were 27 stockholders of record of our common stock and approximately 908,000 beneficial stockholders, which includes an estimated number of stockholders who have their shares held in their accounts by banks and brokers.

Special Dividends
On August 20, 2025, the Company's Board of Directors authorized and declared a special cash dividend of $90.00 on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. The total cash payment, funded by a combination of $5,000 million in new senior secured and unsecured debt and existing cash on hand, related to the special dividend and dividend equivalents was approximately $5,232 million in September 2025.
Any future declaration of special cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions under the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”) and indentures governing the Notes, the availability of surplus under Delaware law and other factors deemed relevant by our Board of Directors. TD Group is a holding company and conducts all of its operations through direct and indirect subsidiaries. Unless TD Group receives dividends, distributions, advances, transfers of funds or other payments from our subsidiaries, TD Group will be unable to pay any dividends on our common stock in the future. The ability of any subsidiaries to take any of the foregoing actions is limited by the terms of our term loans and indentures and may be limited by future debt or other agreements that we may enter into.
Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P 500 Index and the S&P Aerospace & Defense Select Industry Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2020, and its relative performance is tracked through September 30, 2025.

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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransDigm Group Inc., the S&P 500 Index and S&P Aerospace & Defense Select Industry Index

$350
$300
$250
$200
$150
$100
$50
9/30/20
9/30/21
9/30/22
9/30/23
9/30/24
9/30/25
TransDigm Group Inc.
S&P 500 Index
S&P Aerospace & Defense Select Industry Index

*$100 invested on 9/30/2020 in stock or index, including reinvestment of dividends.
Copyright 2025 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024	9/30/2025
TransDigm Group Inc.	100.00	131.46	113.58	182.46	320.14	333.54
S&P 500 Index	100.00	130.01	109.89	133.65	182.23	214.30
S&P Aerospace & Defense Select Industry Index	100.00	138.28	107.07	132.01	187.10	282.62
Purchases of Equity Securities by the Issuer or Affiliated Purchaser
No purchases of equity securities were made during the fourth quarter of fiscal 2025. Refer to Note 14, “Stock Repurchase Program,” in the notes to the consolidated financial statements for information on the Company’s stock repurchase program.
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
Our selective acquisition strategy has also been an important contribution to the growth of our business. We maintain a selective acquisition strategy, concentrating on proprietary commercial aerospace component businesses with significant aftermarket content where we see a clear path to value creation through the application of our three core value drivers. The integration of acquisitions into our existing businesses combined with implementing our proven operating strategy has historically resulted in improvements in the financial performance of the acquired businesses.
For fiscal year 2025, we generated net sales of $8,831 million, gross profit of $5,311 million or 60.1% of net sales, and net income attributable to TD Group of $2,074 million.
In fiscal 2025, demand for air travel remained strong both domestically and internationally. Commercial aftermarket sales increased in fiscal 2025 compared to fiscal 2024 primarily due to the overall demand for air travel resulting in higher flight hours and utilization of passenger and freight aircraft as global air traffic continues to surpass pre-pandemic levels. In recent months, international air traffic growth has been outpacing domestic growth. Passenger load factors remain strong and have reached record levels in recent months in certain markets.
Our commercial transport OEM shipments and revenues generally run ahead of aircraft delivery schedules. Consistent with prior years, our fiscal 2025 shipments were a function of, among other things, the estimated 2025 and 2026 commercial aircraft production rates for Boeing and Airbus. Airline demand for new aircraft remains high and the OEMs are working to increase aircraft production. However, aircraft production rates remain well below pre-pandemic levels as the struggles in the OEM supply chain and labor challenges persist, along with geopolitical challenges, though progress continues to be made in the build rates. Airbus has also encountered difficulties in ramping up production. For fiscal 2025, the impact across TransDigm's operating units was uneven and varied, resulting in consolidated commercial OEM sales decreasing compared to fiscal 2024.
Our defense business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the DOD procurement policy and the extent of global conflicts, such as the ongoing geopolitical conflicts. Likewise, delays in government spending outlays and government funding reprioritization can impact demand. For a variety of reasons, the military spending outlook is very uncertain, though recent DOD budgets have trended upwards due to recent geopolitical challenge and conflicts, and current military modernization efforts. Defense sales in fiscal 2025 increased compared to fiscal 2024 primarily due to continued U.S. Government defense spend outlays.
At various points in 2025, the U.S. Government announced new or higher tariffs on goods imported into the U.S. from numerous countries resulting in multiple countries countering with reciprocal tariffs and other actions in response. Negotiations between the U.S. and other countries regarding the tariffs are ongoing and their status continues to evolve. TransDigm is primarily a domestic manufacturer. Because of this, tariffs did not have a significant impact on our fiscal 2025 operating results and we do not expect the tariffs to have a significant impact on our fiscal 2026 operating results. However, we continue to monitor the developments on tariffs and other changes in trade policy for its potential impact on the economic environment and on our business and operating results.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Fiscal Years Ended September 30,
	2025		% of Net Sales	2024		% of Net Sales
Net sales	$8,831		100.0%	$7,940		100.0%
Cost of sales	3,520		39.9%	3,268		41.2%
Selling and administrative expenses	945		10.7%	980		12.3%
Amortization of intangible assets	201		2.3%	161		2.0%
Income from operations	4,165		47.2%	3,531		44.5%
Interest expense-net	1,572		17.8%	1,286		16.2%
Refinancing costs	11		0.1%	58		0.7%
Other income	(47)		(0.5)%	(28)		(0.4)%
Income tax provision	555		6.3%	500		6.3%
Income from continuing operations	2,074		23.5%	1,715		21.6%
Less: Net income attributable to noncontrolling interests	—		—%	(1)		—%
Net income attributable to TD Group	$2,074		23.5%	$1,714		21.6%
Net income applicable to TD Group common stockholders	$1,866	(1)	21.1%	$1,481	(1)	18.7%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$32.08	(2)		$25.62	(2)
Cash dividends declared per common share	$90.00			$110.00
Weighted-average shares outstanding—basic and diluted	58.2			57.8
Other Data:
EBITDA	$4,568	(3)		$3,813	(3)
EBITDA As Defined	$4,760	(3)	53.9%	$4,173	(3)	52.6%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalents of $208 million and $233 million for the fiscal years ended September 30, 2025 and 2024, respectively.
(2)Earnings per share is calculated by dividing net income applicable to TD Group common stockholders by the basic and diluted weighted average common shares outstanding. Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated using unrounded numbers.
(3)Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure.

Changes in Results of Operations
Fiscal year ended September 30, 2025 compared with fiscal year ended September 30, 2024
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2025 and 2024 were as follows (amounts in millions):

	Fiscal Years Ended			% Change Net Sales
	September 30, 2025	September 30, 2024	Change
Organic sales	$8,510	$7,895	$615	7.7%
Acquisition sales	321	45	276	3.5%
Net sales	$8,831	$7,940	$891	11.2%
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
The increase in organic sales of $615 million for the fiscal year ended September 30, 2025 compared to the fiscal year ended September 30, 2024 is primarily related to increases in defense and commercial aftermarket.
•Cost of Sales and Gross Profit. Cost of sales increased by $252 million or 7.7%, to $3,520 million for the fiscal year ended September 30, 2025 compared to $3,268 million for the fiscal year ended September 30, 2024. Cost of sales and the related percentage of net sales for the fiscal years ended September 30, 2025 and 2024 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2025	September 30, 2024	Change	% Change
Cost of sales - excluding costs below	$3,536	$3,241	$295	9.1%
% of net sales	40.0%	40.8%
Non-cash stock and deferred compensation expense	15	21	(6)	(28.6)%
% of net sales	0.2%	0.3%
Inventory step-up amortization	10	21	(11)	(52.4)%
% of net sales	0.1%	0.3%
Foreign currency losses	10	20	(10)	(50.0)%
% of net sales	0.1%	0.3%
Loss contract amortization	(51)	(35)	(16)	(45.7)%
% of net sales	(0.6)%	(0.4)%
Total cost of sales	$3,520	$3,268	$252	7.7%
% of net sales	39.9%	41.2%
Gross profit (Net sales less Total cost of sales)	$5,311	$4,672	$639	13.7%
Gross profit percentage (Gross profit / Net sales)	60.1%	58.8%
Cost of sales during the fiscal year ended September 30, 2025 decreased as a percentage of net sales. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs spread over higher production volume.
Foreign exchange rates continue to fluctuate; the loss is primarily attributable to the continued weakening of the U.S. dollar. Loss contract amortization fluctuates primarily based on the rate of actual to forecasted shipments of the products covered under the onerous contract.

•Selling and Administrative Expenses. Selling and administrative expenses decreased by $35 million to $945 million for the fiscal year ended September 30, 2025. The related percentage of net sales for the fiscal years ended September 30, 2025 and 2024 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2025	September 30, 2024	Change	% Change
Selling and administrative expenses - excluding costs below	$779	$738	$41	5.6%
% of net sales	8.8%	9.3%
Non-cash stock and deferred compensation expense	142	196	(54)	(27.6)%
% of net sales	1.6%	2.5%
Acquisition transaction and integration-related expenses	24	46	(22)	(47.8)%
% of net sales	0.3%	0.6%
Total selling and administrative expenses	$945	$980	$(35)	(3.6)%
% of net sales	10.7%	12.3%
The decrease in non-cash stock and deferred compensation expense is primarily attributable to the appreciation of the stock price at a higher rate in fiscal 2024 compared to fiscal 2025, as the stock price is a key input used to determine the Black-Scholes fair value for the non-cash stock compensation expense, and lower deferred compensation expense.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps, caps and collars designated and qualifying as cash flow hedges. Interest expense-net increased $286 million, or 22.2%, to $1,572 million for the fiscal year ended September 30, 2025 from $1,286 million for the fiscal year ended September 30, 2024. The increase in interest expense-net was primarily due to an increase in outstanding borrowings (refer to Note 10, “Debt” in the notes to the consolidated financial statements for information on our debt) and a decrease in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.3% for the fiscal years ended September 30, 2025 and September 30, 2024.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 21.1% for the fiscal year ended September 30, 2025 compared to 22.6% for the fiscal year ended September 30, 2024. Refer to Note 12, “Income Taxes”, in the notes to the consolidated financial statements included herein for additional information.
•Earnings per Share. Basic and diluted earnings per share was $32.08 for the fiscal year ended September 30, 2025 and $25.62 for the fiscal year ended September 30, 2024. Net income attributable to TD Group for the fiscal year ended September 30, 2025 of $2,074 million was decreased by dividend equivalents of $208 million, or $3.58 per share, resulting in net income applicable to TD Group common stockholders of $1,866 million. Net income attributable to TD Group for the fiscal year ended September 30, 2024 of $1,714 million was decreased by dividend equivalents of $233 million, or $4.02 per share, resulting in net income applicable to TD Group common stockholders of $1,481 million.
Business Segments
•Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2025 and 2024 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2025	% of Net Sales	2024	% of Net Sales	Change	% Change
Power & Control	$4,559	51.6%	$3,966	49.9%	$593	15.0%
Airframe	4,112	46.6%	3,809	48.0%	303	8.0%
Non-aviation	160	1.8%	165	2.1%	(5)	(3.0)%
Net sales	$8,831	100.0%	$7,940	100.0%	$891	11.2%
Net sales for the Power & Control segment increased $593 million primarily from increases in organic sales in defense, commercial aftermarket and commercial OEM.
Net sales for the Airframe segment increased $303 million primarily from increases in organic sales in defense and commercial aftermarket.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the fiscal years ended September 30, 2025 and 2024 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2025	% of Segment Net Sales		2024	% of Segment Net Sales		Change	% Change
Power & Control	$2,595	56.9%		$2,251	56.8%		$344	15.3%
Airframe	2,210	53.7%		1,962	51.5%		248	12.6%
Non-aviation	67	41.9%		66	40.0%		1	1.5%
Total segment EBITDA As Defined	4,872	55.2%		4,279	53.9%		593	13.9%
Less: Unallocated corporate EBITDA As Defined	112	1.3%	(1)	106	1.3%	(1)	6	5.7%
Total Company EBITDA As Defined	$4,760	53.9%	(1)	$4,173	52.6%	(1)	$587	14.1%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control and Airframe segments increased $344 million and $248 million, respectively, due to the increase in net sales described above, along with our application of our three core value-driven operating strategy.
Unallocated corporate EBITDA As Defined consists primarily of corporate expenses which includes compensation, benefits, professional services and other administrative costs incurred by our corporate offices.
Fiscal year ended September 30, 2024 compared with fiscal year ended September 30, 2023
For our results of operations for fiscal 2024 compared with fiscal 2023, refer to the discussion in Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of Form 10-K for the fiscal year ended September 30, 2024, as filed with the Securities and Exchange Commission on November 7, 2024.
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	September 30, 2025	September 30, 2024
Selected Balance Sheet Data:
Cash and cash equivalents	$2,808	$6,261
Working capital (Total current assets less total current liabilities)	4,830	3,690
Total assets	22,909	25,586
Total debt (1)	30,015	24,880
TD Group stockholders’ deficit	(9,686)	(6,290)

(1)Includes debt issuance costs and original issue discount. Refer to Note 10, “Debt,” in the notes to the consolidated financial statements included herein for additional information.

	Fiscal Years Ended September 30,
	2025	2024
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$2,038	$2,045
Investing activities	(595)	(2,441)
Financing activities	(4,900)	3,171
Capital expenditures	222	165
Ratio of earnings to fixed charges (1)	2.7x	2.7x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and original issue discount and the “interest component” of rental expense.
Significant Transactions of Fiscal 2025 and Subsequent Events
Debt Financing
During fiscal 2025, the Company completed approximately $11,000 million in debt financing transactions, inclusive of new issuances and refinancing of existing debt. Below is further information on the significant debt financing transactions occurring in fiscal 2025:
•On May 20, 2025, the Company completed the issuance of $2,650 million in 6.375% senior subordinated notes due 2033 (the “6.375% 2033 Notes”), which the net proceeds of approximately $2,615 million, along with existing cash on hand, were used to redeem all of its outstanding $2,650 million in 5.500% senior subordinated notes due 2027 (the “5.500% 2027 Notes”). The redemption occurred on June 20, 2025.
•On July 11, 2025, the Company amended its Securitization Facility to, among other things, (i) increase the borrowing capacity from $650 million to $725 million; and (ii) extend the maturity date to July 10, 2026 at an interest rate of Term SOFR plus 1.35% compared to an interest rate of Term SOFR plus 1.45% that applied prior to the amendment. Prior to the amendment, the Securitization Facility was fully drawn. As of September 30, 2025, the Securitization Facility was fully drawn as the remaining $75 million available was drawn in the fourth quarter of fiscal 2025.
•On August 19, 2025, the Company completed $5,000 million in new debt issuances. The new debt was comprised of the following: (i) $500 million in aggregate principal amount of senior secured notes due 2034 in a private offering at an issue price of 100% that bear interest at a rate of 6.250% (the “2034 Secured Notes”); (ii) $2,000 million in aggregate principal amount of senior subordinated notes due 2034 at an issue price of 100% that bear interest at a rate of 6.750% (the “6.750% 2034 Notes”); and (iii) $2,500 million of Tranche M term loans that bear interest at a rate of Term SOFR plus 2.50%. Original issue discount of 0.25%, or approximately $6 million, was paid to the lenders of the Tranche M term loans. The proceeds from the August 19, 2025 new debt issuances were used, along with existing cash on hand, to fund a $90.00 special dividend declaration on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans further described below.
•On September 17, 2025, the Company (i) repriced all of its $1,686 million in existing Tranche K term loans to bear interest at Term SOFR plus 2.25% compared to Term SOFR plus 2.75% applicable prior to the transaction; and (ii) amended and extended $1,857 million in existing Tranche I term loans maturing August 24, 2028 and converted such loans into new Tranche K term loans maturing March 22, 2030 (collectively, the “Tranche K term loans” referred to herein are comprised of the existing Tranche K term loans and new Tranche K term loans as described above).
Acquisitions
During fiscal 2025, the Company completed approximately $413 million in acquisitions of businesses, net of cash acquired, including the acquisition of Servotronics, Inc. (“Servotronics”) completed on July 1, 2025 via a tender offer for approximately $133 million in cash. All fiscal 2025 acquisitions were financed using existing cash on hand.
On October 6, 2025, the Company completed the acquisition of all the outstanding stock of the Simmonds Precision Products, Inc. Business (“Simmonds”) of Goodrich Corporation from RTX Corporation for approximately $757 million in cash. The acquisition was financed using existing cash on hand. The definitive agreement to acquire Simmonds was previously signed on June 30, 2025.

Special Dividends
On October 18, 2024, the Company paid a special cash dividend of $75.00 per outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans, which was authorized and declared in September 2024 (fiscal 2024). The total cash payment in October 2024 (fiscal 2025) of special dividend and dividend equivalents from this declaration, which was funded by a combination of (i) $3,000 million in new senior secured debt issued on September 19, 2024; and (ii) existing cash on hand, was approximately $4,216 million in special dividends and $132 million in cash dividend equivalent payments.
On August 20, 2025, the Company's Board of Directors authorized and declared a special cash dividend of $90.00 per outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. The total cash payment in September 2025 of special dividend and dividend equivalents from this declaration, which was funded by a combination of (i) $5,000 million in new senior secured and unsecured debt issued on August 19, 2025 (as noted above); and (ii) existing cash on hand, was approximately $5,073 million in special dividends and $159 million in cash dividend equivalent payments.
Common Stock Repurchases
At various points in fiscal 2025, the Company repurchased, in aggregate, 401,036 shares of common stock at an average price of $1,246.71 per share for a total amount of $500 million.
In October 2025, the Company repurchased 79,959 shares of common stock at an average price of $1,249.90 per share for a total amount of $100 million. Whether the Company undertakes additional share repurchases or other aforementioned activities will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.
In November 2025, the Board of Directors authorized an additional $5,000 million in share repurchases of common stock permissible under the Company’s existing stock repurchase program, subject to any restrictions specified in the Credit Agreement and indentures governing the existing Subordinated and Secured Notes.
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
The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 18, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. As of September 30, 2025, approximately 75% of our gross debt was fixed rate.
As of September 30, 2025, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of September 30, 2025
Cash and cash equivalents	$2,808
Availability on revolving credit facility	857
Cash liquidity	$3,665
We believe our significant cash liquidity will allow us to meet our anticipated funding requirements. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. There is no maturity on any tranche of term loans or notes until August 2028 (fiscal 2028).
The Company estimates its capital expenditures in fiscal year 2026 to be approximately 2.50% to 3.25% of net sales. The Company’s capital expenditures incurred from year-to-year are funded using existing cash on hand and are primarily for projects that are consistent with our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) such as automation projects.

In connection with the continued application of our three core value-driven operating strategy, we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business acquisitions, pay dividends to our shareholders and make opportunistic investments in our own stock, subject to any restrictions in our existing Credit Agreement and market conditions.
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
Operating Activities. The Company generated $2,038 million of net cash from operating activities during fiscal 2025 compared to $2,045 million during fiscal 2024.
The change in trade accounts receivable during fiscal 2025 was a use of cash of $212 million compared to a use of cash of $84 million in fiscal 2024. The increase is primarily attributable to increased revenue. The Company actively manages its accounts receivable, the related agings and collection efforts.
The change in inventories during fiscal 2025 was a use of cash of $156 million compared to a use of cash of $104 million in fiscal 2024. The increase is due to an increase in raw materials to support the fiscal 2026 sales demand. The Company manages inventory levels in support of customer needs.
The change in accounts payable during fiscal 2025 was a source of cash of $38 million compared to a use of cash of $11 million in fiscal 2024. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $595 million during fiscal 2025, consisting of $419 million from the acquisition of Servotronics and other acquisitions of businesses completed during fiscal 2025 and capital expenditures of $222 million; partially offset by other investing transactions, net, of $46 million.
Net cash used in investing activities was $2,441 million during fiscal 2024, consisting of $2,347 million from the acquisitions of Raptor Scientific, the Electron Device Business of Communications & Power Industries (“CPI's Electron Device Business”) and other acquisitions of businesses completed during fiscal 2024 and capital expenditures of $165 million; partially offset by other investing transactions, net, of $71 million.
Financing Activities. Net cash used in financing activities was $4,900 million during fiscal 2025. The use of cash was primarily attributable to special dividend and dividend equivalent payments of $9,629 million plus repurchases of common stock of $500 million; partially offset by the net proceeds of short-term and long-term debt, including fees, of $5,063 million plus proceeds from stock option exercises of $166 million.
Net cash provided by financing activities was $3,171 million during fiscal 2024. The source of cash was primarily attributable to the net proceeds of short-term and long-term debt, including fees, of $4,965 million plus proceeds from stock option exercises of $245 million; partially offset by special dividend and dividend equivalent payments of $2,038 million.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facility
TransDigm has $11,124 million in fully drawn term loans under the Term Loans Facility as of September 30, 2025 and a $910 million revolving credit facility. The Term Loans Facility consists of four tranches of term loans (refer to Note 10, “Debt” in the notes to the consolidated financial statements for information on our term loans).
The Term Loans Facility requires quarterly aggregate principal payments of approximately $28 million. The revolving commitments consist of two tranches which include up to $139 million of multicurrency revolving commitments. At September 30, 2025, the Company had $53 million in letters of credit outstanding and $857 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of 2.25%. The unused portion of the revolving commitments is subject to a fee of 0.50% per annum. The maturity date of the revolving credit facility is February 27, 2029.
The interest rates per annum applicable to the Term Loans Facility under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to the Term Loans Facility are not subject to a floor. Refer to Note 18, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein for information about how our interest rate swaps, cap and collar agreements are used to hedge and offset, respectively, the variable interest rate portion of our debt.

Indentures
The following table represents the senior subordinated and secured notes outstanding as of September 30, 2025:

Description	Aggregate Principal	Maturity Date	Interest Rate
2028 Secured Notes (2)	$2,100 million	August 15, 2028	6.750%
4.625% 2029 Notes (1)	$1,200 million	January 15, 2029	4.625%
2029 Secured Notes (2)	$2,750 million	March 1, 2029	6.375%
4.875% 2029 Notes (1)	$750 million	May 1, 2029	4.875%
2030 Secured Notes (2)	$1,450 million	December 15, 2030	6.875%
2031 Secured Notes (2)	$1,000 million	December 1, 2031	7.125%
2032 Secured Notes (2)	$2,200 million	March 1, 2032	6.625%
2033 Secured Notes (2)	$1,500 million	January 15, 2033	6.000%
6.375% 2033 Notes (1)	$2,650 million	May 31, 2033	6.375%
2034 Secured Notes (2)	$500 million	January 31, 2034	6.250%
6.750% 2034 Notes (1)	$2,000 million	January 31, 2034	6.750%

(1)Collectively, referred to as the “Subordinated Notes” herein.
(2)Collectively, referred to as the “Secured Notes” herein.
The Subordinated Notes and Secured Notes do not require principal payments prior to their maturity. Interest under the Subordinated Notes and Secured Notes is payable semi-annually. The Subordinated Notes represent our unsecured obligations ranking subordinate to our senior debt, as defined in the applicable indentures. The Secured Notes represent our secured obligations ranking equally to all existing and future senior debt, as defined in the applicable indentures. The Subordinated Notes and Secured Notes contain many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all of the covenants contained in the Subordinated Notes and Secured Notes.
Guarantor Information
The Subordinated Notes are subordinated to all of our existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, rank equally with all of our existing and future senior subordinated debt and rank senior to all of our future debt that is expressly subordinated to the Subordinated Notes. The 4.625% 2029 Notes and the 4.875% 2029 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by TransDigm Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The 6.375% 2033 Notes and the 6.750% 2034 Notes are guaranteed, on a senior subordinated basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The table set forth in Exhibit 22.1 filed with this Form 10-K details the primary obligors and guarantors. The guarantees of the Subordinated Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Subordinated Notes. The Subordinated Notes are structurally subordinated to all of the liabilities of TransDigm Group’s non-guarantor subsidiaries.
The Secured Notes are senior secured debt of TransDigm and rank equally in right of payment with all of TransDigm’s existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, and are senior in right of payment to all of TransDigm’s existing and future senior subordinated debt, including the Subordinated Notes. The 2028 Secured Notes are guaranteed on a senior secured basis by TransDigm Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes, 2033 Secured Notes and 2034 Secured Notes are guaranteed on a senior secured basis by TransDigm Group and each of TransDigm Inc.’s direct and indirect Restricted Subsidiaries (as defined in the applicable indenture) that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm Inc. or any of the guarantors in an aggregate principal amount of at least $200 million. As of the date of this Form 10-K, the guarantors of the 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes, 2033 Secured Notes and 2034 Secured Notes are the same as the guarantors of the 2028 Secured Notes. The table set forth in Exhibit 22.1 filed with this Form 10-K details the primary obligors and guarantors. The guarantees of the Secured Notes rank equally in right of payment with all of the guarantors’ existing and future senior secured debt and are senior in right of payment to all of their existing and future senior subordinated debt. The Secured Notes are structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries.

Separate financial statements of TransDigm Inc. are not presented because the Subordinated Notes and Secured Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis (if Subordinated Notes) and senior secured basis (if Secured Notes) by TransDigm Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries. TransDigm Group has no significant operations or assets separate from its investment in TransDigm Inc.
The financial information presented is that of TransDigm Group, TransDigm Inc. and the other Guarantors, which includes TransDigm UK, on a combined basis and the financial information of non-issuer and non-guarantor subsidiaries has been excluded. Intercompany balances and transactions between TransDigm Group, TransDigm Inc. and the other Guarantors have been eliminated, and amounts due from, amounts due to, and transactions with non-issuer and non-guarantor subsidiaries have been presented separately.

(in millions)	September 30, 2025
Current assets	$4,494
Goodwill	8,340
Other non-current assets	4,003
Current liabilities	1,048
Non-current liabilities	30,014
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors-net	(2,316)

Fiscal Year Ended
(in millions)	September 30, 2025
Net sales	$6,994
Sales to subsidiaries that are non-issuers and non-guarantors	32
Cost of sales	2,720
Expense from subsidiaries that are non-issuers and non-guarantors-net	84
Income from operations	1,446
Net income attributable to TD Group	1,446
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
As of September 30, 2025, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.

Trade Receivable Securitization Facility
The Company’s Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs.
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
As of September 30, 2025, the Securitization Facility was fully drawn as the remaining $75 million available was drawn in the fourth quarter of fiscal 2025. At September 30, 2025, the applicable interest rate was 5.67%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Contractual Obligations and Commitments
The following table summarizes the Company’s cash requirements from all significant contractual obligations as of September 30, 2025 (in millions):

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
	Obligations	1 Year	1-3 Years	3-5 Years	5 Years
Senior Subordinated and Secured Notes (1)	$18,100	$—	$2,100	$4,700	$11,300
Term Loans Facility (2)	11,124	112	224	3,590	7,198
Scheduled interest payments (3)	10,144	1,865	3,531	2,761	1,987
Securitization Facility	725	725	—	—	—
Finance leases	562	22	51	52	437
Operating leases	81	19	28	14	20
Total contractual cash obligations	$40,736	$2,743	$5,934	$11,117	$20,942

(1)Represents principal maturities which excludes interest, debt issuance costs and original issue discount.
(2)Refer to Note 10, “Debt,” in the notes to the consolidated financial statements included herein for information on the maturity date of each tranche of term loans. The Term Loans Facility requires quarterly aggregate principal payments of approximately $28 million.
(3)Assumes that the variable interest rate on our existing term loans under our Term Loans Facility ranges from approximately 5.50% to 6.75% based on anticipated movements in Term SOFR, which given the ongoing volatility in rates, are highly uncertain. In addition, interest payments include the impact of the existing interest rate swap and collar agreements described in Note 18, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of September 30, 2025, the Company had $53 million in letters of credit outstanding.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which often requires the judgment of management in the selection and application of certain accounting principles and methods. Management believes that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.
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
Goodwill and Other Intangible Assets – In accordance with ASC 805, “Business Combinations,” the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed are recognized as goodwill. The valuations of the acquired assets and liabilities will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rates, customer attrition rates, royalty rates, asset lives and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition.
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
When we evaluate the potential for goodwill impairment using a qualitative assessment, we consider factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. For the quantitative test, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the estimated fair value of the reporting unit is less than the current carrying value, impairment of goodwill of the reporting unit is recognized. The key assumptions used in the discounted cash flow valuation model for impairment testing includes discount rates, revenue growth rates and EBITDA margins, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology. The WACC methodology considers market and industry data in determining the appropriate discount rates to be used, inclusive of company-specific risk factors. The Company utilizes a third party valuation firm to assist in the determination of the WACC. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.

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
As of the first day of the fourth quarter of fiscal 2025, the date of the annual impairment test, no indefinite-lived intangible assets or goodwill was determined to be impaired. As economic and market conditions have not changed significantly since the first day of the fourth quarter, this conclusion remains appropriate as of September 30, 2025.
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
New Accounting Pronouncements
For information about new accounting pronouncements, see Note 1, “Summary of Significant Accounting Policies,” in the notes to the consolidated financial statements included herein.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2025	2024
Net Income	$2,074	$1,715
Adjustments:
Depreciation and amortization expense	367	312
Interest expense-net	1,572	1,286
Income tax provision	555	500
EBITDA	4,568	3,813
Adjustments:
Acquisition transaction and integration-related expenses (1)	42	70
Non-cash stock and deferred compensation expense (2)	157	217
Refinancing costs (3)	11	58
Other, net (4)	(18)	15
EBITDA As Defined	$4,760	$4,173

(1)
Represents costs incurred to integrate acquired businesses into our operations; facility relocation costs and other acquisition-related costs; transaction and valuation-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses; and amortization expense of inventory step-up recorded in connection with the purchase accounting of acquired businesses.

(2)	Represents the compensation expense recognized under our stock option plans and deferred compensation plans.

(3)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(4)
Primarily represents foreign currency transaction gains or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and other miscellaneous income or expense, such as gain on sale of business.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2025	2024
Net cash provided by operating activities	$2,038	$2,045
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	558	302
Interest expense-net (1)	1,534	1,246
Income tax provision-current	565	490
Amortization of inventory step-up	(10)	(21)
Loss contract amortization	51	35
Refinancing costs (2)	(11)	(58)
Gain on sale of businesses, net	10	11
Non-cash stock and deferred compensation expense (3)	(157)	(217)
Foreign currency exchange losses	(10)	(20)
EBITDA	4,568	3,813
Adjustments:
Acquisition transaction and integration-related expenses (4)	42	70
Non-cash stock and deferred compensation expense (3)	157	217
Refinancing costs (2)	11	58
Other, net (5)	(18)	15
EBITDA As Defined	$4,760	$4,173

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and discount on debt.

(2)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(3)	Represents the compensation expense recognized under our stock option plans and deferred compensation plans.

(4)
Represents costs incurred to integrate acquired businesses into our operations; facility relocation costs and other acquisition-related costs; transaction and valuation-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses; and amortization expense of inventory step-up recorded in connection with the purchase accounting of acquired businesses.

(5)
Primarily represents foreign currency transaction gains or losses, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and other miscellaneous income or expense, such as gain on sale of business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At September 30, 2025, we had borrowings under our Term Loans Facility, which consists of four tranches of term loans of approximately $11,124 million, as well as $725 million from the Securitization Facility, that are subject to interest rate risk, particularly movements in Term SOFR. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted Term SOFR for a one-, three- or six-month thereafter (in each case, subject to the availability thereof), interest period chosen by us, in each case, plus an applicable margin percentage. Our Securitization Facility bears interest at a rate of three-month Term SOFR plus 1.35%. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 18, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. We do not hold or issue derivative instruments for speculative purposes. As of September 30, 2025, approximately 75% of our gross debt was fixed rate. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Term Loans Facility and Securitization Facility by approximately $57 million based on the amount of outstanding borrowings at September 30, 2025. The weighted average interest rate on the $11,124 million of the term loans and the $725 million drawn on the Securitization Facility at September 30, 2025 was approximately 6.3%.
For information about the fair value of the aggregate principal amount of borrowings under our term loans and the fair value of the senior secured and subordinated notes, refer to Note 11, “Fair Value Measurements,” in the notes to the consolidated financial statements included herein.
Foreign Currency Risk
Certain of our foreign subsidiaries’ sales and results of operations are subject to the impact of foreign currency fluctuations, primarily the British pound and the euro. Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net sales, net income and the carrying values of our assets located outside the U.S. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. The foreign currency forward exchange contracts entered into by the Company are described in Note 18, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the fiscal year ended September 30, 2025.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained on pages F-1 through F-39 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2025.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
TransDigm Group Incorporated
Opinion on Internal Control over Financial Reporting
We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, TransDigm Group Incorporated (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three fiscal years in the period ended September 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated November 12, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
November 12, 2025

ITEM 9B.    OTHER INFORMATION
On August 12, 2025, Joel Reiss, the Company’s Co-Chief Operating Officer, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) for the sale of 65,600 shares of common stock issuable upon the exercise of vested options intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which Rule 10b5-1 trading arrangement is scheduled to begin on November 17, 2025 and terminate no later than October 30, 2026.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal No. 1 - Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers as of October 2025:

Name	Age	Position
Michael Lisman	43	President and Chief Executive Officer
Patrick Murphy	53	Co-Chief Operating Officer
Joel Reiss	55	Co-Chief Operating Officer
Sarah Wynne	51	Chief Financial Officer
Armani Vadiee	45	General Counsel, Chief Compliance Officer and Secretary
Mr. Lisman was appointed President and Chief Executive Officer in October 2025. Prior to that, Mr. Lisman served as Co-Chief Operating Officer from May 2023 to September 2025, Chief Financial Officer from July 2018 to May 2023 and Executive Vice President from January 2022 to May 2023. Mr. Lisman also served as Vice President—Mergers and Acquisitions from January 2018 to June 2018, Business Unit Manager for the Air & Fuel Valves business unit at Aero Fluid Products, a wholly-owned subsidiary of TransDigm Inc., from January 2017 to January 2018 and Director of Mergers and Acquisitions of TransDigm from November 2015 to January 2017.
Mr. Murphy was appointed Co-Chief Operating Officer in August 2025. He previously served as Executive Vice President from October 2019 to August 2025 and as President of HarcoSemco from December 2014 to September 2019. Prior to joining TransDigm, Mr. Murphy was Vice President and General Manager for two Danaher Corporation businesses and held several other senior leadership roles in the industrial manufacturing and high-technology industries.
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
Mr. Vadiee was appointed General Counsel, Chief Compliance Officer, and Secretary in July 2025. Prior to this role, he served as TransDigm’s Vice President of Global Public Sector. Before joining TransDigm, Mr. Vadiee was a partner at a Washington D.C. based law firm where he served as outside counsel to TransDigm for over ten years, developing a deep understanding of the Company’s operations and regulatory environment.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our president and chief executive officer, co-chief operating officers, chief financial officer, corporate controller, treasurer, vice president of finance, director of audit, group controllers, general counsel, operating unit presidents and operating unit vice presidents of finance). Please refer to the information set forth in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers is available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1350 Euclid Avenue, Suite 1600, Cleveland, Ohio 44115. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.

Nominations of Directors
The procedure by which stockholders may recommend nominees to our Board of Directors will be set forth under the caption “Shareholder Proposals for the 2026 Annual Meeting” in our Proxy Statement, which is incorporated herein by reference.
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
Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,991,984	(2)	$588.74	3,210,451	(3)

(1)Includes information related to the 2006 stock incentive plan, the 2014 stock option plan and the 2019 stock option plan.
(2)This amount represents 1,450, 3,230,926 and 759,608 shares subject to outstanding stock options under our 2006 stock incentive plan, 2014 stock option plan and 2019 stock option plan, respectively. No further grants may be made under our 2006 stock incentive plan and 2014 stock option plan, although outstanding stock options continue in force in accordance with their terms.
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

PART IV
15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2014 (File No. 001-32833)
3.2	Third Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 30, 2018 (File No. 001-32833)
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
4.2	Indenture, dated as of January 20, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.3	Indenture, dated as of April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.4	Indenture, dated as of February 24, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.750% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
4.5	First Supplemental Indenture, dated as of March 9, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.750% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed March 9, 2023 (File No. 001-32833)
4.6	Indenture, dated as of August 18, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.875% Senior Secured Notes due 2030	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed August 18, 2023 (File No. 001-32833)
4.7	Indenture, dated as of November 28, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 7.125% Senior Secured Notes due 2031	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 28, 2023 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.8	Indenture, dated as of February 27, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.9	Indenture, dated as of February 27, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.625% Senior Secured Notes due 2032	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.10	First Supplemental Indenture, dated as of March 22, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, to the Indenture, dated as of February 27, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s additional 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 22, 2024 (File No. 001-32833)
4.11	Indenture, dated as of September 19, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.000% Senior Secured Notes due 2033	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 20, 2024 (File No. 001-32833)
4.12	Indenture, dated as of May 20, 2025, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2033	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 20, 2025 (File No. 001-32833)
4.13	Indenture, dated as of August 19, 2025, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.250% Senior Secured Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 20, 2025 (File No. 001-32833)
4.14	Indenture, dated as of August 19, 2025, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.750% Senior Subordinated Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 20, 2025 (File No. 001-32833)
4.15	Form of Supplemental Indenture to Add New Guarantors	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.16	Form of TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.17	Form of TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.18	Form of TransDigm Inc.’s 6.750% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
4.19	Form of TransDigm Inc.’s 6.875% Senior Secured Notes due 2030	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed August 18, 2023 (File No. 001-32833)
4.20	Form of TransDigm Inc.’s 7.125% Senior Secured Notes due 2031	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 28, 2023 (File No. 001-32833)
4.21	Form of TransDigm Inc.’s 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.22	Form of TransDigm Inc.’s 6.625% Senior Secured Notes due 2032	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.23	Form of TransDigm Inc.’s additional 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 22, 2024 (File No. 001-32833)
4.24	Form of TransDigm Inc.’s 6.000% Senior Secured Notes due 2033	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 20, 2024 (File No. 001-32833)
4.25	Form of TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2033	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 20, 2025 (File No. 001-32833)
4.26	Form of TransDigm Inc.’s 6.250% Senior Secured Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 20, 2025 (File No. 001-32833)
4.27	Form of TransDigm Inc.’s 6.750% Senior Subordinated Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 20, 2025 (File No. 001-32833)
4.28	Description of Securities	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.1	Option Agreement dated August 6, 2021 between the Company and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 10, 2021 (File No. 001-32833)
10.2	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.3	Amended and Restated Employment Agreement, dated October 1, 2025, between the Company and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 1, 2025 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.4	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Joel Reiss*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.5	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Sarah Wynne*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.6	Amended and Restated Employment Agreement, dated August 5, 2025, between the Company and Patrick J. Murphy*	Filed Herewith
10.7	Employment Agreement, dated July 7, 2025, between the Company and Armani Vadiee*	Filed Herewith
10.8	Consulting Agreement, dated October 1, 2025, between the Company and Kevin Stein*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 3, 2025 (File No. 001-32833)
10.9	TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1, filed March 13, 2006 (File No. 333-130483)
10.10	Amendment No. 1, dated October 20, 2006, to the TransDigm Group Incorporated 2006 Stock Incentive Plan*	Incorporated by reference to Amendment No. 1 to TransDigm Inc.’s and TransDigm Group Incorporated’s Form S-4, filed November 7, 2006 (File No. 333-137937)
10.11	Second Amendment to TransDigm Group Incorporated 2006 Stock Incentive Plan, dated April 25, 2008*	Incorporated by reference to TransDigm Group Incorporated’s Schedule 14A, filed June 6, 2008 (File No. 001-32833)
10.12	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2019 (File No. 001-32833)
10.13	TransDigm Group Incorporated 2019 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 4, 2019 (File No. 001-32833)
10.14	TransDigm Group Incorporated 2019 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.15	TransDigm Group Incorporated 2016 Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 10, 2016 (File No. 001-32833)
10.16	Form of Stock Option Agreement for options awarded in fiscal 2021*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)
10.17	Form of Stock Option Agreement for options awarded in fiscal 2022*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.18	Form of Stock Option Agreement for options awarded in fiscal 2023*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.19	Form of Stock Option Grant Notice and Agreement for executive officers under the TransDigm Group Incorporated 2019 Stock Option Plan (or TransDigm Group Incorporated 2014 Stock Option Plan) for options awarded in fiscal 2024*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.20	Form of Stock Option Grant Notice and Agreement for directors under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2024*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.21	Form of Stock Option Grant Notice and Agreement for executive officers under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2025*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 7, 2024 (File No. 001-32833)
10.22	Form of Stock Option Grant Notice and Agreement for directors under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2025*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 7, 2024 (File No. 001-32833)
10.23	Form of Stock Option Agreement for Director and NEO options awarded in fiscal 2026*	Filed Herewith
10.24	Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.25	Amendment to Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.26	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.27	Amendment to Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.28	Form of Amendment to Director Options to Effect Changes in Dividend Equivalent Payment Method*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.29	Amendment and Restatement Agreement, and Second Amendment and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
10.30	Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)
10.31	Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.32	Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.33	Incremental Term Loan Assumption Agreement dated October 14, 2016 among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 14, 2016 (File No. 001-32833)
10.34	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 8, 2017 (File No. 001-32833)
10.35	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 24, 2017 (File No. 001-32833)
10.36	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 6, 2017 (File No. 001-32833)
10.37	Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 22, 2018 (File No. 001-32833)
10.38	Amendment No. 5, Incremental Assumption Agreement and Refinancing Facility Agreement, dated as of May 30, 2018, relating to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 31, 2018 (File No. 001-32833)
10.39	Amendment No. 6 and Incremental Revolving Credit Assumption Agreement, dated as of March 14, 2019, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 14, 2019 (File No. 001-32833)
10.40	Amendment No. 7 and Refinancing Facility Agreement, dated as of February 6, 2020, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 6, 2020 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.41	Amendment No. 8 and Loan Modification Agreement, dated as of May 24, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 25, 2021 (File No. 001-32833)
10.42	Amendment No. 9 and Incremental Revolving Credit Assumption Agreement, dated as of December 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed December 30, 2021 (File No. 001-32833)
10.43	Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement, dated December 14, 2022, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (as successor to Credit Suisse AG) for the lenders	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed December 14, 2022 (File No. 001-32833)
10.44	Amendment No. 11, Loan Modification Agreement and Refinancing Facility Agreement, dated February 24, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
10.45	Amendment No. 12 to the Second Amended and Restated Credit Agreement, dated June 16, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
10.46	Amendment No. 13 and Incremental Term Loan Assumption Agreement, dated November 28, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 28, 2023 (File No. 001-32833)
10.47	Amendment No. 14 and Incremental Revolving Credit Assumption Agreement, dated February 27, 2024, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.48	Amendment No. 15, Loan Modification Agreement and Refinancing Facility Agreement, dated March 22, 2024, relating to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders and Amendment, dated March 22, 2024, relating to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 22, 2024 (File No. 001-32833)
10.49	Amendment No. 16, Loan Modification Agreement and Refinancing Facility Agreement, dated June 4, 2024, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 4, 2024 (File No. 001-32833)
10.50	Amendment No. 17 and Incremental Revolving Credit Assumption Agreement, dated September 19, 2024, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 20, 2024 (File No. 001-32833)
10.51	Amendment No. 18 and Incremental Term Loan Assumption Agreement, dated as of August 19, 2025, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 20, 2025 (File No. 001-32833)
10.52	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 6, 2013 (File No. 001-32833)
10.53	Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
10.54	First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.55	Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.56	Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic’s Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.57	Fourth Amendment to the Receivables Purchase Agreement dated as of August 4, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 7, 2015 (File No. 001-32833)
10.58	Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2017 (File No. 001-32833)
10.59	Tenth Amendment to the Receivables Purchase Agreement dated as of July 31, 2018, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
10.60	Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2019, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.61	Twelfth Amendment to the Receivables Purchase Agreement dated as of July 22, 2020, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)
10.62	Thirteenth Amendment to the Receivables Purchase Agreement dated as of July 26, 2021, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.63	Fourteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2022, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.64	Fifteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2023, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
10.65	Sixteenth Amendment to the Receivables Purchase Agreement dated as of May 28, 2024, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 7, 2024 (File No. 001-32833)
10.66	Seventeenth Amendment to the Receivables Purchase Agreement dated as of July 12, 2024, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
10.67	Eighteenth Amendment to the Receivables Purchase Agreement dated as of July 11, 2025, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2025 (File No. 001-32833)
19.1	TransDigm Group Incorporated Amended and Restated Insider Trading and Confidentiality Policy Statement*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 7, 2024 (File No. 001-32833)
21.1	Subsidiaries of TransDigm Group Incorporated	Filed Herewith
22.1	Listing of Subsidiary Guarantors	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
97	TransDigm Group Incorporated Compensation Clawback Policy, dated October 2, 2023*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2025.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Sarah Wynne
Name:	Sarah Wynne
Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Michael Lisman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 12, 2025
Michael Lisman
/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	November 12, 2025
Sarah Wynne
/s/ W. Nicholas Howley	Chairman	November 12, 2025
W. Nicholas Howley
/s/ David A. Barr	Director	November 12, 2025
David A. Barr
/s/ Jane M. Cronin	Director	November 12, 2025
Jane M. Cronin
/s/ Michael Graff	Director	November 12, 2025
Michael Graff
/s/ Sean P. Hennessy	Director	November 12, 2025
Sean P. Hennessy
/s/ Gary E. McCullough	Director	November 12, 2025
Gary E. McCullough
/s/ Pete Palmer	Director	November 12, 2025
Pete Palmer
/s/ Michele L. Santana	Director	November 12, 2025
Michele L. Santana
/s/ Robert J. Small	Lead Independent Director	November 12, 2025
Robert J. Small
/s/ Kevin M. Stein	Director	November 12, 2025
Kevin M. Stein

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2025
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
TransDigm Group Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three fiscal years in the period ended September 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 12, 2025 expressed an unqualified opinion thereon.
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

Annual assessment of goodwill for impairment
Description of the Matter
As disclosed in Note 8, the Company had goodwill of $10,612 million at September 30, 2025. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment annually as of the first day of the fourth fiscal quarter, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines the qualitative assessment is not sufficient to conclude on whether it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The Company may also elect to bypass the qualitative assessment and perform a quantitative test for any or all reporting units. As part of the quantitative assessment, the Company determines the fair value of the reporting units using a discounted cash flow valuation model.
Auditing management’s quantitative impairment assessment was complex and judgmental for certain of the reporting units due to the significant estimation required to determine fair value. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, revenue growth rates and EBITDA margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment process, including controls over management’s review of the valuation model and the significant assumptions underlying the fair value determination, as described above.
To test the fair values of the Company’s reporting units, our audit procedures included, among others, assessing the use of the discounted cash flow valuation model and testing the significant assumptions discussed above and underlying data used by the Company in its analyses for certain of the reporting units evaluated using the quantitative assessment. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management in the determination of the fair values of certain of the reporting units. We compared the revenue growth rates and EBITDA margins used by management to current industry and economic trends, recent historical performance, or other relevant factors. We performed sensitivity analyses of significant assumptions described above to evaluate the changes in fair values that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.

Cleveland, Ohio
November 12, 2025

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2025 AND 2024
(Amounts in millions, except share amounts)

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,808	$6,261
Trade accounts receivable—Net	1,617	1,381
Inventories—Net	2,095	1,876
Prepaid expenses and other	492	511
Total current assets	7,012	10,029
PROPERTY, PLANT AND EQUIPMENT—NET	1,579	1,488
GOODWILL	10,612	10,419
OTHER INTANGIBLE ASSETS—NET	3,454	3,446
OTHER NON-CURRENT ASSETS	252	204
TOTAL ASSETS	$22,909	$25,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$124	$98
Short-term borrowings—trade receivable securitization facility	724	486
Accounts payable	368	323
Dividends payable	—	4,216
Accrued and other current liabilities	966	1,216
Total current liabilities	2,182	6,339
LONG-TERM DEBT	29,167	24,296
DEFERRED INCOME TAXES	759	766
OTHER NON-CURRENT LIABILITIES	480	468
Total liabilities	32,588	31,869
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 62,465,317 and 61,904,833 at September 30, 2025 and September 30, 2024, respectively	1	1
Additional paid-in capital	3,135	2,819
Accumulated deficit	(10,606)	(7,362)
Accumulated other comprehensive loss	(10)	(42)
Treasury stock, at cost; 6,089,675 and 5,688,639 shares at September 30, 2025 and September 30, 2024, respectively	(2,206)	(1,706)
Total TD Group stockholders’ deficit	(9,686)	(6,290)
NONCONTROLLING INTERESTS	7	7
Total stockholders’ deficit	(9,679)	(6,283)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,909	$25,586
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Fiscal Years Ended September 30,
	2025	2024	2023
NET SALES	$8,831	$7,940	$6,585
COST OF SALES	3,520	3,268	2,743
GROSS PROFIT	5,311	4,672	3,842
SELLING AND ADMINISTRATIVE EXPENSES	945	980	780
AMORTIZATION OF INTANGIBLE ASSETS	201	161	139
INCOME FROM OPERATIONS	4,165	3,531	2,923
INTEREST EXPENSE—NET	1,572	1,286	1,164
REFINANCING COSTS	11	58	56
OTHER INCOME	(47)	(28)	(13)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,629	2,215	1,716
INCOME TAX PROVISION	555	500	417
NET INCOME	2,074	1,715	1,299
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	(1)	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$2,074	$1,714	$1,298
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$1,866	$1,481	$1,260
Earnings per share attributable to TD Group common stockholders:
Earnings per share	$32.08	$25.62	$22.03
Cash dividends declared per common share	$90.00	$110.00	$—
Weighted-average shares outstanding:
Basic and diluted	58.2	57.8	57.2
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Fiscal Years Ended September 30,
	2025	2024	2023
Net income	$2,074	$1,715	$1,299
Less: Net income attributable to noncontrolling interests	—	(1)	(1)
Net income attributable to TD Group	$2,074	$1,714	$1,298
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	58	181	137
Unrealized (losses) gains on derivatives	(23)	(124)	20
Pension and post-retirement benefit plans adjustment	(3)	(1)	12
Other comprehensive income, net of tax, attributable to TD Group	32	56	169
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$2,106	$1,770	$1,467
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2022	60,049,685	$1	$2,113	$(3,914)	$(267)	(5,688,639)	$(1,706)	$7	$(3,766)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	(1)	(1)
Accrued unvested dividend equivalents and other	—	—	—	(5)	—	—	—	—	(5)
Compensation expense recognized for employee stock options	—	—	112	—	—	—	—	—	112
Stock-based compensation activity	945,828	—	215	—	—	—	—	—	215
Net income attributable to TD Group	—	—	—	1,298	—	—	—	—	1,298
Foreign currency translation adjustment, net of tax	—	—	—	—	137	—	—	—	137
Unrealized gain on derivatives, net of tax	—	—	—	—	20	—	—	—	20
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	12	—	—	—	12
BALANCE—September 30, 2023	60,995,513	$1	$2,440	$(2,621)	$(98)	(5,688,639)	$(1,706)	$6	$(1,978)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Special dividends ($35.00 and $75.00 per share) and vested dividend equivalents declared	—	—	—	(6,368)	—	—	—	—	(6,368)
Accrued unvested dividend equivalents and other	—	—	—	(87)	—	—	—	—	(87)
Compensation expense recognized for employee stock options	—	—	134	—	—	—	—	—	134
Stock-based compensation activity	909,320	—	245	—	—	—	—	—	245
Net income attributable to TD Group	—	—	—	1,714	—	—	—	—	1,714
Foreign currency translation adjustment, net of tax	—	—	—	—	181	—	—	—	181
Unrealized loss on derivatives, net of tax	—	—	—	—	(124)	—	—	—	(124)
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	(1)	—	—	—	(1)
BALANCE—September 30, 2024	61,904,833	$1	$2,819	$(7,362)	$(42)	(5,688,639)	$(1,706)	$7	$(6,283)
Special dividends ($90.00 per share) and vested dividend equivalents declared	—	—	—	(5,232)	—	—	—	—	(5,232)
Accrued unvested dividend equivalents and other	—	—	—	(86)	—	—	—	—	(86)
Compensation expense recognized for employee stock options	—	—	150	—	—	—	—	—	150
Stock-based compensation activity	560,484	—	166	—	—	—	—	—	166
Stock repurchases under repurchase program	—	—	—	—	—	(401,036)	(500)	—	(500)
Net income attributable to TD Group	—	—	—	2,074	—	—	—	—	2,074
Foreign currency translation adjustment, net of tax	—	—	—	—	58	—	—	—	58
Unrealized loss on derivatives, net of tax	—	—	—	—	(23)	—	—	—	(23)
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	(3)	—	—	—	(3)
BALANCE—September 30, 2025	62,465,317	$1	$3,135	$(10,606)	$(10)	(6,089,675)	$(2,206)	$7	$(9,679)
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Fiscal Years Ended September 30,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$2,074	$1,715	$1,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	163	149	129
Amortization of intangible assets and product certification costs	204	163	139
Amortization of debt issuance costs, original issue discount and premium	38	40	41
Amortization of inventory step-up	10	21	2
Amortization of loss contract reserves	(51)	(35)	(34)
Refinancing costs	11	58	56
Gain on sale of businesses, net	(10)	(11)	—
Non-cash stock and deferred compensation expense	157	217	157
Deferred income taxes	(10)	10	3
Foreign currency exchange losses	10	20	14
Gain on settlement of the Esterline Retirement Plan (the “ERP”)	—	—	(9)
Cash refund for the ERP settlement, net	—	—	9
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(212)	(84)	(212)
Inventories	(156)	(104)	(261)
Income taxes (receivable) payable	(94)	(62)	168
Other assets	(55)	(60)	(44)
Accounts payable	38	(11)	12
Accrued interest	23	60	(45)
Accrued and other liabilities	(102)	(41)	(49)
Net cash provided by operating activities	2,038	2,045	1,375
INVESTING ACTIVITIES:
Capital expenditures	(222)	(165)	(139)
Acquisition of businesses, net of cash acquired	(419)	(2,347)	(762)
Other investing transactions, net	46	71	1
Net cash used in investing activities	(595)	(2,441)	(900)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	166	245	215
Dividends and dividend equivalent payments	(9,629)	(2,038)	(38)
Repurchases of common stock	(500)	—	—
Proceeds from issuance of senior secured notes, net	494	7,373	3,504
Repayments of senior secured notes	—	(4,400)	(1,122)
Proceeds from issuance of senior subordinated notes, net	4,598	—	—
Repayments of senior subordinated notes, net	(2,650)	(550)	(1,459)
Proceeds from trade receivable securitization facility, net	238	137	—
Proceeds from term loans, net	6,015	6,815	6,238
Repayment on term loans	(3,622)	(4,403)	(7,334)
Financing costs and other, net	(10)	(8)	(20)
Net cash (used in) provided by financing activities	(4,900)	3,171	(16)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	14	12
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,453)	2,789	471
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,261	3,472	3,001
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,808	$6,261	$3,472
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$1,481	$1,158	$1,160
Cash paid during the period for income taxes, net of refunds	$640	$539	$260
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED SEPTEMBER 30, 2025, 2024 AND 2023
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of TD Group and subsidiaries. Intercompany balances and transactions have been eliminated. Certain reclassifications to the consolidated financial statements and notes have been made to the prior year amounts to conform to the current year presentation, none of which are material.
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
Research and Development Costs – The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the fiscal years ended September 30, 2025, 2024 and 2023 was approximately $118 million, $107 million, and $105 million, respectively.
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
Property, plant and equipment is assessed for potential impairment whenever indicators of impairment are present by determining whether the carrying value of the property can be recovered through projected, undiscounted cash flows from future operations over the property’s remaining estimated useful life. Any impairment recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. No material impairments of long-lived assets were recorded in fiscal 2025, 2024 or 2023. Refer to Note 7, “Property, Plant and Equipment,” for further information.
Financial Instruments – Interest rate swap, cap and collar agreements are used to manage interest rate risk associated with floating rate borrowings under our Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”). These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. The agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating rate debt to a fixed rate basis from the effective date through the maturity date of the respective interest rate swap, cap and collar agreements, thereby reducing the impact of interest rate movements on future interest expense. These derivative instruments qualify as effective cash flow hedges under U.S. GAAP.
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
For the interest rate swap, cap and collar agreements and the foreign currency forward contracts designated as cash flow hedges, the effective portion of the gain or loss from the financial instruments is reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affected earnings. As the interest rate swap, cap and collar agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense-net in the consolidated statements of income. As the foreign currency forward exchange contracts are used to manage foreign currency exposure primarily arising from sales to third parties, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in net sales in the consolidated statements of income. The cash flows from settled contracts are recognized in net cash provided by operating activities in the consolidated statements of cash flows. Refer to Note 18, “Derivatives and Hedging Activities,” for further information.
Business Combinations – In accordance with ASC 805, “Business Combinations,” the Company uses the acquisition method of accounting to allocate costs of acquired businesses to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess costs of acquired businesses over the fair values of the assets acquired and liabilities assumed were recognized as goodwill. The valuations of the acquired assets and liabilities assumed will impact the determination of future operating results. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of estimates and assumptions which may be significant, including assumptions with respect to future cash inflows and outflows, revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rates, customer attrition rates, royalty rates, asset lives and market multiples, among other items. These assumptions are forward looking and could be affected by future economic and market conditions. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. Fair value adjustments to the Company’s assets and liabilities are recognized and the results of operations of the acquired business are included in our consolidated financial statements from the effective date of the merger or acquisition. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so.

Goodwill is the excess of the purchase price paid over the estimated fair value of the net assets of a business acquired. Other intangible assets consist of identifiable intangibles acquired or recognized in accounting for the acquisitions (trademarks, trade names, technology, customer relationships, order backlog and other intangible assets). Goodwill and intangible assets that have indefinite useful lives (i.e., trademarks and trade names) are subject to annual impairment testing or when indicators are present. Management determines fair value using a discounted future cash flow analysis or other accepted valuation techniques. Acquisition transaction-related expenses for the fiscal years ended September 30, 2025, 2024 and 2023 totaled approximately $6 million, $33 million and $6 million, respectively. These costs are expensed when incurred and included in selling and administrative expenses in the consolidated statements of income.
Goodwill and Other Intangible Assets – The Company performs an annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below carrying value.
We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for all or selected reporting units. If, after completing this assessment, it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative test. We may also elect to perform a quantitative test instead of a qualitative assessment for any or all of our reporting units. In this application, the definition of “more-likely-than-not” is interpreted as a likelihood of more than 50%. For the quantitative test, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the estimated fair value of the reporting unit is less than the current carrying value, impairment of goodwill of the reporting unit is recognized. The assumptions used in the discounted cash flow valuation model for impairment testing includes discount rates, revenue growth rates and EBITDA margins, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology.
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
As of the first day of the fourth quarter of fiscal 2025, the date of the annual impairment test, no indefinite-lived intangible assets or goodwill was determined to be impaired. As economic and market conditions have not changed significantly since the first day of the fourth quarter, this conclusion remains appropriate as of September 30, 2025.
The Company assesses the recoverability of its amortizable intangible assets only when indicators of impairment are present by determining whether the carrying value can be recovered through projected, undiscounted cash flows from future operations over their remaining lives. Amortization of amortizable intangible assets is computed using the straight-line method over the following general estimated useful lives: technology & other from 10 to 22 years, order backlog from 1 to 3 years, customer relationships from 10 to 20 years, and other intangible assets over 20 years. No indicators of impairment on the amortizable intangible assets were identified in fiscal 2025, 2024 or 2023.
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
Foreign Currency Translation and Transactions – The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average monthly exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from translation of financial statements, including gains and losses from certain intercompany transactions, are accumulated as a separate component of other comprehensive income (loss) for the period. Foreign currency losses or (gains) recognized in cost of sales on the consolidated statements of income from changes in exchange rates were $10 million, $20 million and $14 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
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
New Accounting Pronouncements Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands disclosures about a public business entity's reportable segments and provides for more detailed information about a reportable segment's expenses. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. This standard is effective for annual periods beginning after December 15, 2023 (fiscal 2025) and interim periods within fiscal years beginning one year later (fiscal 2026). The Company adopted this standard in the fourth quarter of fiscal 2025. Refer to Note 15, “Segments,” for further information.
New Accounting Pronouncements Issued
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The standard makes several other changes to income tax disclosure requirements. This standard is effective for annual periods beginning after December 15, 2024 (fiscal 2026), and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating this standard to determine its impact on our disclosures and believe that the adoption will not have a material impact on the consolidated financial statements and related disclosures.

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
2.    ACQUISITIONS
Simmonds Precision Products, Inc. – On June 30, 2025, the Company entered into a definitive agreement to acquire all the outstanding stock of the Simmonds Precision Products, Inc. Business (“Simmonds”) of Goodrich Corporation from RTX Corporation for approximately $757 million in cash. On October 6, 2025, the acquisition was completed. The acquisition was financed through existing cash on hand. Simmonds, headquartered in Vergennes, Vermont, is a leading global designer and manufacturer of fuel & proximity sensing and structural health monitoring solutions for the aerospace and defense end markets. The Company’s products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Simmonds will be included within TransDigm's Power & Control segment.
Servotronics, Inc. – On June 2, 2025, the Company launched a tender offer to acquire all the issued and outstanding stock of Servotronics, Inc. (“Servotronics”), at a price of $47.00 per share in cash. On July 1, 2025, the tender offer expired, resulting in all issued and outstanding stock of Servotronics being canceled and Servotronics becoming a wholly owned subsidiary of the Company. The total purchase price was approximately $133 million in cash, which was financed through existing cash on hand. Servotronics, headquartered in Elma, New York, is a leading global designer and manufacturer of servo controls and other advanced technology components for aerospace and defense applications. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Servotronics are included within TransDigm's Power & Control segment.
Based on the fair value of the assets acquired and liabilities assumed, $75 million of goodwill and $46 million of other intangible assets was recognized for the acquisition as of September 30, 2025, none of which is expected to be deductible for tax purposes. As of September 30, 2025, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the measurement period.
Raptor Scientific – On July 31, 2024, the Company acquired all the outstanding stock of Raptor Scientific for approximately $646 million in cash. The acquisition was financed through existing cash on hand. Raptor Scientific is a leading global manufacturer of complex test and measurement solutions primarily serving the aerospace and defense end markets. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Raptor Scientific are included within TransDigm's Airframe segment.
Based on the fair value of the assets acquired and liabilities assumed, $365 million of goodwill and $264 million of other intangible assets was recognized for the acquisition. Of the $365 million of goodwill recognized for the acquisition, $350 million is deductible for tax purposes. Of the $264 million of other intangible assets recognized for the acquisition, $251 million is deductible for tax purposes. The goodwill and intangible assets are deductible over 15 years.
CPI's Electron Device Business – On June 6, 2024, the Company acquired all the outstanding stock of the Electron Device Business of Communications & Power Industries (“CPI's Electron Device Business”) for approximately $1,386 million in cash. The acquisition was financed through existing cash on hand. CPI’s Electron Device Business is a leading global manufacturer of electronic components and subsystems primarily serving the aerospace and defense market. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of CPI’s Electron Device Business are included within TransDigm's Power & Control segment.
Based on the fair value of the assets acquired and liabilities assumed, $763 million of goodwill and $509 million of other intangible assets was recognized for the acquisition, none of which is deductible for tax purposes.

Other Acquisitions – For the fiscal year ended September 30, 2025, the Company completed a number of acquisitions consisting of substantially all of the assets and technical data rights of certain product lines or all the outstanding stock of certain businesses (collectively, referred to herein as the “Other Acquisitions”), each meeting the definition of a business, for a total aggregate purchase price of $285 million in cash. Each of the acquisitions was financed through existing cash on hand. The operating results of the acquisitions, which represent bolt-ons to existing TransDigm operating units, are presented within TransDigm's Power & Control or Airframe segment. The Company expects that all of the $126 million of goodwill and $90 million of other intangible assets recognized as of September 30, 2025 for the acquisitions will be deductible for tax purposes over 15 years. As of September 30, 2025, the measurement period (not to exceed one year) is open for certain Other Acquisitions; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the respective measurement period.
For the fiscal year ended September 30, 2024, the Company completed a number of Other Acquisitions for a total aggregate purchase price of $314 million in cash. Each of the acquisitions was financed through existing cash on hand. The operating results of the acquisitions, which represent bolt-ons to existing TransDigm operating units, are presented within TransDigm's Power & Control or Airframe segment. Of the $182 million of goodwill recognized for the acquisitions, $49 million is deductible for tax purposes over 15 years. Of the $116 million of other intangible assets recognized for the acquisitions, $22 million is deductible for tax purposes over 15 years.
Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the fiscal years ended September 30, 2025 or September 30, 2024 are not material and, accordingly, are not provided.
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
In fiscal 2025, 2024 and 2023, no customer individually accounted for 10% or more of the Company’s net sales.
Net sales to foreign customers, primarily in Western Europe, Canada and Asia, were $3,296 million, $2,908 million and $2,320 million during the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
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

	September 30, 2025	September 30, 2024
Contract assets, current (1)	$280	$270
Contract assets, non-current (2)	94	31
Total contract assets	374	301
Contract liabilities, current (3)	143	168
Contract liabilities, non-current (4)	7	9
Total contract liabilities	150	177
Net contract assets	$224	$124

(1)Included in prepaid expenses and other on the consolidated balance sheets.
(2)Included in other non-current assets on the consolidated balance sheets.
(3)Included in accrued and other current liabilities on the consolidated balance sheets.
(4)Included in other non-current liabilities on the consolidated balance sheets.
The increase in non-current contract assets is attributable to expected customer billing of certain contracts exceeding one year from September 30, 2025. For the fiscal year ended September 30, 2025, the revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was approximately $125 million.
Refer to Note 15, “Segments,” for disclosures related to the disaggregation of revenue.

4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Fiscal Years Ended September 30,
	2025	2024	2023
Numerator for earnings per share:
Net income	$2,074	$1,715	$1,299
Less: Net income attributable to noncontrolling interests	—	(1)	(1)
Net income attributable to TD Group	2,074	1,714	1,298
Less: Dividends declared or paid on participating securities	(208)	(233)	(38)
Net income applicable to TD Group common stockholders—basic and diluted	$1,866	$1,481	$1,260
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	56.3	55.8	54.9
Vested options deemed participating securities	1.9	2.0	2.3
Total shares for basic and diluted earnings per share	58.2	57.8	57.2
Earnings per share—basic and diluted (1)	$32.08	$25.62	$22.03

(1)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated using unrounded numbers.
5.    TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable consist of the following (in millions):

	September 30, 2025	September 30, 2024
Trade accounts receivable—gross	$1,642	$1,413
Allowance for uncollectible accounts	(25)	(32)
Trade accounts receivable—Net	$1,617	$1,381
Allowance for Credit Losses – The Company's allowance for credit losses is the allowance for uncollectible accounts. The allowance for uncollectible accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected.
6.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2025	September 30, 2024
Raw materials and purchased component parts	$1,522	$1,314
Work-in-progress	555	508
Finished goods	288	290
Total	2,365	2,112
Reserves for excess and obsolete inventory	(270)	(236)
Inventories—Net	$2,095	$1,876

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2025	September 30, 2024
Land and improvements	$192	$186
Buildings and improvements	794	733
Machinery, equipment and other	1,621	1,445
Construction-in-progress	163	141
Total	2,770	2,505
Accumulated depreciation	(1,191)	(1,017)
Property, plant and equipment—Net	$1,579	$1,488
8.    GOODWILL AND INTANGIBLE ASSETS
The following is a summary of changes in the carrying value of goodwill by segment for the fiscal years ended September 30, 2024 and 2025 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2023	$4,208	$4,701	$79	$8,988
Goodwill acquired during the period	786	563	—	1,349
Purchase price allocation adjustments (1)	—	35	—	35
Currency translation adjustments and other	40	7	—	47
Balance at September 30, 2024	5,034	5,306	79	10,419
Goodwill acquired during the period	189	13	—	202
Purchase price allocation adjustments (2)	18	(56)	—	(38)
Currency translation adjustments and other	32	(3)	—	29
Balance at September 30, 2025	$5,273	$5,260	$79	$10,612

(1)Primarily related to the opening balance sheet adjustments recorded from the fiscal 2023 acquisition of Calspan Corporation within the allowable measurement period (not to exceed one year).
(2)Primarily related to the opening balance sheet adjustments recorded from the acquisition of Raptor Scientific (Airframe) completed during the fourth quarter of fiscal 2024 and CPI's Electron Device Business (Power & Control) completed during the third quarter of fiscal 2024, within the allowable measurement period (not to exceed one year).
Other intangible assets–net in the consolidated balance sheets consist of the following at September 30 (in millions):

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,162	$—	$1,162	$1,165	$—	$1,165
Technology	2,647	1,137	1,510	2,510	1,003	1,507
Order backlog	59	28	31	61	13	48
Customer relationships	971	225	746	895	175	720
Other	12	7	5	12	6	6
Total	$4,851	$1,397	$3,454	$4,643	$1,197	$3,446

The estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the fiscal year ended September 30, 2025 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Trademarks and trade names	$11

Intangible assets subject to amortization:
Technology & Other	71	10 to 20 years
Order backlog	17	1 year
Customer relationships	37	10 to 20 years
	125

Total	$136
Information regarding the amortization expense of amortizable intangible assets is detailed below (in millions):
Annual Amortization Expense:

Fiscal Years Ended September 30,
2025	$201
2024	161
2023	139
Estimated Amortization Expense:

Fiscal Years Ended September 30,
2026	$203
2027	187
2028	179
2029	178
2030	170
9.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in millions):

	September 30, 2025	September 30, 2024
Compensation and related benefits	$235	$256
Interest	208	185
Contract liabilities, current (Note 3)	143	168
Dividend equivalent payments, current (Note 16)	59	180
Income taxes payable, current	40	108
Product warranties	37	36
Environmental and other litigation reserves	25	27
Current operating lease liabilities (Note 17)	15	19
Foreign currency forward exchange contracts (Note 18)	2	1
Other	202	236
Accrued and other current liabilities	$966	$1,216

10.    DEBT
The Company’s debt consists of the following (in millions):

	September 30, 2025
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$725	$(1)	$—	$724
Term loans	$11,124	$(43)	$(33)	$11,048
6.750% secured notes due 2028 (“2028 Secured Notes”)	2,100	(11)	(6)	2,083
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(5)	—	1,195
6.375% secured notes due 2029 (“2029 Secured Notes”)	2,750	(17)	(1)	2,732
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(3)	—	747
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(10)	—	1,440
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(8)	(6)	986
6.625% secured notes due 2032 (“2032 Secured Notes”)	2,200	(17)	—	2,183
6.000% secured notes due 2033 (“2033 Secured Notes”)	1,500	(12)	—	1,488
6.375% senior subordinated notes due 2033 (“6.375% 2033 Notes”)	2,650	(14)	(20)	2,616
6.250% secured notes due 2034 (“2034 Secured Notes”)	500	(5)	—	495
6.750% senior subordinated notes due 2034 (“6.750% 2034 Notes”)	2,000	(18)	—	1,982
Government refundable advances	12	—	—	12
Finance lease obligations	284	—	—	284
	29,520	(163)	(66)	29,291
Less: current portion	125	(1)	—	124
Long-term debt	$29,395	$(162)	$(66)	$29,167

	September 30, 2024
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$487	$(1)	$—	$486
Term loans	$8,702	$(25)	$(35)	$8,642
5.500% senior subordinated notes due 2027 (“5.500% 2027 Notes”)	2,650	(9)	—	2,641
2028 Secured Notes	2,100	(15)	(8)	2,077
4.625% 2029 Notes	1,200	(6)	—	1,194
2029 Secured Notes	2,750	(22)	(1)	2,727
4.875% 2029 Notes	750	(4)	—	746
2030 Secured Notes	1,450	(12)	—	1,438
2031 Secured Notes	1,000	(9)	(7)	984
2032 Secured Notes	2,200	(20)	—	2,180
2033 Secured Notes	1,500	(14)	—	1,486
Government refundable advances	17	—	—	17
Finance lease obligations	262	—	—	262
	24,581	(136)	(51)	24,394
Less: current portion	99	(1)	—	98
Long-term debt	$24,482	$(135)	$(51)	$24,296

Issuance of $2,650 million of Senior Subordinated Notes due 2033 – On May 20, 2025, the Company entered into a purchase agreement in connection with a private offering of $2,650 million in aggregate principal amount consisting of the 6.375% 2033 Notes at an issue price of 99.225% of the principal amount, which represents an approximately $20.5 million discount. The 6.375% 2033 Notes were issued pursuant to an indenture, dated as of May 20, 2025, amongst TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The 6.375% 2033 Notes bear interest at the rate of 6.375% per annum, which accrues from May 20, 2025 and is payable in arrears on November 30 and May 31 of each year, commencing on November 30, 2025. The 6.375% 2033 Notes mature on May 31, 2033, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture.
The Company capitalized $14 million in debt issuance costs associated with the 6.375% 2033 Notes during the fiscal year ended September 30, 2025.
Redemption of $2,650 million of Senior Subordinated Notes due 2027 – On June 20, 2025, the Company redeemed all $2,650 million aggregate principal of its outstanding 5.500% 2027 Notes at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but not including, the redemption date, using the net proceeds of the offering of the 6.375% 2033 Notes (as further described above), together with existing cash on hand.
The Company recorded refinancing costs of $7 million, consisting of the write-off of the unamortized debt issuance costs during the fiscal year ended September 30, 2025 in conjunction with the redemption of the 5.500% 2027 Notes.
Issuance of $500 million of Senior Secured Notes due 2034 – On August 19, 2025, the Company entered into a purchase agreement in connection with a private offering of $500 million in aggregate principal amount consisting of the 2034 Secured Notes at an issue price of 100% of the principal amount. The 2034 Secured Notes were issued pursuant to an indenture, dated as of August 19, 2025, among TransDigm Inc., as issuer, TransDigm Group and the subsidiaries of TransDigm named therein, as guarantors. The 2034 Secured Notes bear interest at the rate of 6.250% per annum, which accrues from August 19, 2025 and is payable in arrears on January 31 and July 31 of each year, commencing on January 31, 2026. The 2034 Secured Notes mature on January 31, 2034, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture.
The Company capitalized approximately $5 million in debt issuance costs associated with the 2034 Secured Notes during the fiscal year ended September 30, 2025.
Issuance of $2,000 Subordinated Notes due 2034 - On August 19, 2025, the Company entered into a purchase agreement in connection with a private offering of $2,000 million in aggregate principal amount consisting of 6.750% 2034 Notes at an issue price of 100% of the principal amount. The 6.750% 2034 Notes were issued pursuant to an indenture, dated as of August 19, 2025 amongst TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The 6.750% 2034 Notes bear interest at the rate of 6.750% per annum, which accrues from August 19, 2025, and is payable in arrears on January 31 and July 31 of each year, commencing on January 31, 2026. The 6.750% 2034 Notes mature on January 31, 2034, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture.
The Company capitalized approximately $18 million in debt issuance costs associated with the 2034 Secured Notes during the fiscal year ended September 30, 2025.
Amendment No. 18 and Incremental Term Loan Assumption Agreement - On August 19, 2025, the Company entered into Amendment No. 18 and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 18”), pursuant to which the Company, among other things, incurred $2,500 million in new Tranche M term loans. Original issue discount of 0.25%, or approximately $6 million, was paid to the lenders of the Tranche M term loans. The other terms and conditions that apply to the Tranche M term loans are substantially the same as the terms and conditions that apply to the other term loans existing under the Term Loans Facility. The Tranche M term loans were fully drawn on August 19, 2025. Principal payments commence on December 31, 2025, in which approximately $6 million is to be paid on a quarterly basis up to the August 19, 2032 maturity date.
The Tranche M term loans bear interest at the rate of Term SOFR plus 2.50% per annum, which accrues from August 19, 2025, and is payable in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on December 31, 2025.
The Company capitalized $23 million in debt issuance costs associated with Amendment No. 18 during the fiscal year ended September 30, 2025.
The proceeds from the August 19, 2025 issuances of the 2034 Secured Notes, the 6.750% 2034 Notes and the Tranche M term loans were used, along with existing cash on hand, to fund a $90.00 special dividend declaration on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans and for related fees and expenses.

Amendment No. 19 Loan Modification Agreement and Refinancing Facility Agreement - On September 17, 2025, the Company entered into Amendment No. 19, Loan Modification Agreement and Refinancing Facility Agreement (herein, “Amendment No. 19”), pursuant to which the Company, among other things, (i) repriced all of its $1,686 million in existing Tranche K term loans to bear interest at Term SOFR plus 2.25% compared to Term SOFR plus 2.75% applicable prior to Amendment No. 19; and (ii) amended and extended $1,857 million in existing Tranche I term loans maturing August 24, 2028 and converting such loans into new Tranche K term loans maturing March 22, 2030 (herein, “the New Tranche K Term Loans”). The other terms and conditions that apply to the New Tranche K Term Loans are substantially the same as the terms and conditions that applied to the other term loans existing under the Term Loans Facility. Principal payments commence on December 31, 2025, in which approximately $9 million is to be paid on a quarterly basis up to the March 22, 2030 maturity date.
The New Tranche K Term Loans bear interest at the rate of Term SOFR plus 2.25% per annum compared to Term SOFR plus 2.75% applicable prior to Amendment No. 19. Interest accrues from September 17, 2025, and is payable in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on December 31, 2025.
The Company recorded refinancing costs of $3 million associated with Amendment No. 19 during the fiscal year ended September 30, 2025.
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
The Company drew $163 million and $75 million available under the Securitization Facility in October 2024 and September 2025, respectively. As of September 30, 2025, the total drawn on the Securitization Facility is $725 million. For the fiscal years ended September 30, 2025 and 2024, the applicable interest rate was 5.67% and 6.73%, respectively. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Government Refundable Advances
Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of September 30, 2025 and 2024, the outstanding balance of these advances were $12 million and $17 million, respectively.

Obligations under Finance Leases
The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, net of the current portion, represents a balance of $284 million and $262 million at September 30, 2025 and 2024, respectively. The increase in fiscal 2025 is primarily attributable to certain new leases of facilities and amendments to previous agreements qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 17, “Leases,” for further disclosure of the Company’s lease obligations.
Senior Secured Term Loans Facility
As of September 30, 2025, TransDigm had $11,124 million in fully drawn term loans under the Term Loans Facility, $910 million in revolving commitments, of which $857 million was available to the Company, subject to an interest rate of 2.25% per annum. As of September 30, 2024, TransDigm had $8,702 million in fully drawn term loans, $910 million in revolving commitments, of which $843 million was available to the Company, subject to an interest rate of 2.25% per annum. The unused portion of the revolving commitments is subject to a fee of 0.5% per annum for both fiscal 2025 and 2024. The total fees incurred on the unused portion of the revolving commitments were not material in fiscal 2025 or fiscal 2024. TransDigm is in compliance with all the covenants contained in the Term Loans Facility.

Term Loans Facility	Maturity Date	Interest Rate under Term Loans Facility	Aggregate Principal as of September 30,
			2025	2024
Tranche I (1)	August 24, 2028	Term SOFR plus 2.75%	$—	$1,871
Tranche J	February 28, 2031	Term SOFR plus 2.50%	$3,595	$3,632
Tranche K	March 22, 2030	Term SOFR plus 2.25%	$3,544	$1,699
Tranche L	January 19, 2032	Term SOFR plus 2.50%	$1,485	$1,500
Tranche M	August 19, 2032	Term SOFR plus 2.50%	$2,500	$—

(1)As previously disclosed within this note, during fiscal 2025, Tranche I was converted into Tranche K.
The interest rates per annum applicable to the loans under the Term Loans Facility are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-months thereafter (in each case, subject to the availability thereof), interest periods chosen by TransDigm, in each case, plus an applicable margin percentage. The adjusted Term SOFR related to the existing term loans are not subject to a floor. Refer to Note 18, “Derivatives and Hedging Activities,” for information about how our interest rate swaps, cap and collar agreements are used to hedge and offset, respectively, the variable interest rates on the Term Loans Facility.
Secured Notes
TransDigm Inc.’s 2028 Secured Notes are jointly and severally guaranteed, on a senior basis, by TransDigm Group, TransDigm UK and all of TransDigm Inc.'s Domestic Restricted Subsidiaries, as defined in the applicable indentures. The 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes, 2033 Secured Notes and 2034 Secured Notes (collectively with the 2028 Secured Notes, the “Secured Notes”) are guaranteed on a senior secured basis by TransDigm Group and each of TransDigm Inc.’s direct and indirect Restricted Subsidiaries (as defined in the applicable indenture) that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital market indebtedness of TransDigm Inc. or any of the guarantors in an aggregate principal amount of at least $200 million. The guarantees of the Secured Notes rank equally in right of payment with all of the guarantors’ existing and future senior secured debt and are senior in right of payment to all of their existing and future senior subordinated debt. The Secured Notes are structurally subordinated to all of the liabilities of TransDigm’s non-guarantor subsidiaries. As of the date of this Form 10-K, the guarantors of the 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes, 2033 Secured Notes and 2034 Secured Notes are the same as the guarantors of the 2028 Secured Notes. The Secured Notes contain restrictive covenants that are substantially similar to many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the Secured Notes.

Subordinated Notes
The 4.625% 2029 Notes and the 4.875% 2029 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by TransDigm Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The 6.375% 2033 Notes and the 6.750% 2034 Notes are guaranteed, on a senior subordinated basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The guarantees of the Subordinated Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Subordinated Notes. The Subordinated Notes are structurally subordinated to all of the liabilities of TransDigm Group’s non-guarantor subsidiaries. The Subordinated Notes contain restrictive covenants that are substantially similar to many of the restrictive covenants included in the Credit Agreement. TransDigm is in compliance with all the covenants contained in the Subordinated Notes.
Debt Repayment Schedule
At September 30, 2025, future maturities of long-term debt (excluding finance leases) are as follows (in millions), refer to Note 17, “Leases,” for future maturities of finance leases:

Fiscal Years Ended September 30,
2026	$116
2027	116
2028	2,216
2029	4,812
2030	3,478
Thereafter	18,498
Total	$29,236

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		September 30, 2025		September 30, 2024
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,808	$2,808	$6,261	$6,261
Interest rate swap agreements (1)	2	3	3	34	34
Interest rate cap agreements (1)	2	—	—	20	20
Interest rate collar agreements (1)	2	4	4	—	—
Foreign currency forward exchange contracts (1)	2	—	—	3	3
Interest rate swap agreements (2)	2	5	5	—	—
Interest rate collar agreements (2)	2	3	3	3	3
Liabilities:
Interest rate swap agreements (3)	2	—	—	1	1
Interest rate cap agreements (3)	2	—	—	1	1
Foreign currency forward exchange contracts (3)	2	2	2	—	—
Interest rate collar agreements (4)	2	3	3	8	8
Short-term borrowings - trade receivable securitization facility (5)	2	724	724	486	486
Long-term debt, including current portion:
Term loans (5)	2	11,048	11,120	8,642	8,694
5.500% 2027 Notes (5)	1	—	—	2,641	2,637
2028 Secured Notes (5)	1	2,083	2,139	2,077	2,160
4.625% 2029 Notes (5)	1	1,195	1,175	1,194	1,160
2029 Secured Notes (5)	1	2,732	2,812	2,727	2,836
4.875% 2029 Notes (5)	1	747	739	746	729
2030 Secured Notes (5)	1	1,440	1,501	1,438	1,519
2031 Secured Notes (5)	1	986	1,041	984	1,058
2032 Secured Notes (5)	1	2,183	2,263	2,180	2,291
2033 Secured Notes (5)	1	1,488	1,517	1,486	1,521
6.375% 2033 Notes (5)	1	2,616	2,686	—	—
2034 Secured Notes (5)	1	495	514	—	—
6.750% 2034 Notes (5)	1	1,982	2,068	—	—
Government refundable advances	2	12	12	17	17
Finance lease obligations	2	284	284	262	262

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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at September 30, 2025 and 2024.
12.    INCOME TAXES
The Company’s income from continuing operations before income taxes includes the following components for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2025	2024	2023
United States	$2,119	$1,800	$1,413
Foreign	510	415	303
	$2,629	$2,215	$1,716
The Company’s income tax provision (benefit) on income from continuing operations consists of the following for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2025	2024	2023
Current
Federal	$420	$354	$276
State	45	38	41
Foreign	100	98	97
	565	490	414
Deferred
Federal	(32)	(6)	28
State	1	7	11
Foreign	21	9	(36)
	(10)	10	3
	$555	$500	$417
A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods shown below is as follows:

	Fiscal Years Ended September 30,
	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
Changes in valuation allowances impacting results	3.7%	4.0%	5.3%
State and local income taxes, net of federal benefit	0.9%	1.3%	1.7%
Foreign-derived intangible income	(1.6)%	(1.2)%	(1.2)%
Stock-based compensation	(2.9)%	(3.6)%	(2.3)%
Other—net	—%	1.1%	(0.2)%
Effective income tax rate	21.1%	22.6%	24.3%

The components of the deferred taxes consist of the following (in millions):

	September 30, 2025	September 30, 2024
Deferred tax assets (liabilities):
Intangible assets	$(1,012)	$(1,008)
Property, plant and equipment	(99)	(101)
Interest expense limitation	419	279
Employee benefits	131	115
Inventories	99	90
Capitalized research and development costs	86	73
Net operating losses	59	52
Other	14	52
Total	(303)	(448)
Add: Valuation allowance	(456)	(318)
Total net deferred tax assets (liabilities)	$(759)	$(766)
At September 30, 2025, the Company has state net operating loss carryforwards of approximately $780 million, German net operating loss carryforwards of $66 million and United Kingdom net operating loss carryforwards of approximately $93 million that expire in various fiscal years from 2026 to 2045. The Company has U.S. and non-U.S. tax credit carryforwards of $9 million that expire beginning in fiscal year 2026.
The deferred tax assets for the interest expense limitation, net operating losses, and tax credit carryforwards are reduced by a valuation allowance for the amount of such assets that the Company believes will not be realized.
With limited exception, no provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $30 million at September 30, 2025, since it is the Company’s intention to indefinitely reinvest such undistributed earnings. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. It is not practicable to estimate the additional taxes that would be payable on the remittance of such earnings. We have provided for taxes in jurisdictions in which we are not considered indefinitely reinvested, however, such amounts are not significant.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2025	2024
Balance at October 1	$14	$17

Additions based on tax positions related to the prior year	7	1
Additions based on tax positions related to the current year	2	—
Reductions based on tax positions related to the prior year	—	—
Settlement with tax authorities	—	(3)
Lapse in statute of limitations	—	(1)
Balance at September 30	$23	$14
Unrecognized tax benefits at September 30, 2025 and 2024, the recognition of which would have an effect on the effective tax rate for each fiscal year, amounted to $23 million and $14 million, respectively. The Company classifies all income tax-related interest and penalties as income tax expense, which were not significant for the years ended September 30, 2025 and 2024. As of September 30, 2025 and 2024, the Company accrued $5 million and $4 million, respectively, for the potential payment of interest and penalties. Within the next twelve months, it is reasonably possible that unrecognized tax benefits could be reduced by approximately $2 million resulting from the resolution or closure of tax examinations. Any increase in the amount of unrecognized tax benefits within the next twelve months is not expected to be material.

On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (the “Act”) was signed into law. It contains a broad range of tax reform provisions affecting businesses. The majority of these provisions will impact us starting in fiscal year 2027. We continue to evaluate the future effects of the Act on our effective tax rate and cash tax position. The impact of the legislation on our operating results for the year ended September 30, 2025 was not material.
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
The Company’s consolidated balance sheets includes current environmental remediation obligations at both September 30, 2025 and 2024 of $5 million classified as a component of accrued and other current liabilities, respectively, and non-current environmental remediation obligations at September 30, 2025 and 2024 of $33 million and $36 million classified as a component of other non-current liabilities, respectively.

14.    STOCK REPURCHASE PROGRAM
TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2025 and 2024 was 62,465,317 and 61,904,833, respectively. The total number of shares held in treasury was 6,089,675 and 5,688,639 at September 30, 2025 and 2024, respectively. There were no shares of preferred stock outstanding at September 30, 2025 and 2024. The terms of the preferred stock have not been established.
On January 27, 2022, the Board of Directors of the Company authorized a new stock repurchase program to permit repurchases of its outstanding common stock not to exceed $2,200 million in the aggregate (the “$2,200 million stock repurchase program”), replacing the $650 million stock repurchase program previously authorized by the Board of Directors on November 8, 2017, subject to any restrictions specified in the Credit Agreement and indentures governing the Company's existing Notes. There is no expiration date for this program.
During fiscal 2025, the Company repurchased 401,036 shares of common stock at an average price of $1,246.71 per share, for a total amount of $500 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of September 30, 2025, $788 million remained available for repurchase under the $2,200 million stock repurchase program.
Subsequent Event – October Share Repurchase Activity – In October 2025, the Company repurchased 79,959 shares of common stock at an average price of $1,249.90 per share for a total amount of $100 million.
Subsequent Event – Additional Share Repurchase Authorization – In November 2025, the Board of Directors authorized an additional $5,000 million in share repurchases of common stock permissible under the Company’s existing stock repurchase program, subject to any restrictions specified in the Credit Agreement and indentures governing the existing Subordinated and Secured Notes.
15.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electromechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, databus and power controls, advanced sensor products, switches and relay panels, high performance hoists, winches and lifting devices, cargo loading, handling and delivery systems, electronic components used in the generation, amplification, transmission and reception of microwave signals, and single and two-stage servo values. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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

The Company’s segments are reported on the same basis used internally by our Chief Operating Decision Maker (“CODM”) for evaluating performance and for allocating resources. The Company’s CODM is collectively the President and Chief Executive Officer and Co-Chief Operating Officers. The primary measurement used internally by our CODM and management to review and assess the operating performance of each segment is EBITDA As Defined. Actual results are compared to plan, forecast and prior year on a monthly basis. The Company defines EBITDA As Defined as earnings before interest, taxes, depreciation and amortization plus certain non-operating items recorded as corporate expenses including non-cash compensation charges incurred in connection with the Company’s stock incentive or deferred compensation plans, foreign currency gains and losses, acquisition-integration costs, acquisition transaction-related expenses, and refinancing costs. Acquisition transaction and integration-related expenses represent costs incurred to integrate acquired businesses into TD Group’s operations; facility relocation costs and other acquisition-related costs; transaction and valuation-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses; amortization expense of inventory step-up recorded in connection with the purchase accounting of acquired businesses.
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
The following table sets forth, for the periods indicated, certain financial information by reportable segment, which includes a reconciliation of EBITDA As Defined to consolidated income from continuing operations before income taxes (in millions):

	Fiscal Year Ended September 30, 2025
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$926	$1,180		$2,106
Commercial and non-aerospace aftermarket	1,360	1,444		2,804
Defense	2,273	1,488		3,761
Non-aviation	—	—	160	160
Net Sales	4,559	4,112	160	8,831
Less:
Other segment expenses (1)	1,964	1,902	93
Total segment EBITDA As Defined	2,595	2,210	67	4,872
Less: Unallocated corporate EBITDA As Defined				112
Depreciation and amortization expense				367
Interest expense-net				1,572
Acquisition transaction and integration-related expenses				42
Non-cash stock and deferred compensation expense				157
Refinancing costs				11
Other, net				(18)
Income from continuing operations before income taxes				$2,629

(1)Primarily represents cost of sales, selling expenses, general and administrative expenses, research and development, and miscellaneous income or expense. Excludes depreciation and amortization; non-cash stock and deferred compensation expense; foreign currency transaction losses; acquisition transaction and integration-related expenses and payroll withholding taxes related to dividend equivalent payments.

	September 30, 2025
	Power & Control	Airframe	Non-aviation	Corporate (1)	Total
Total assets	9,859	10,267	202	2,581	22,909
Capital expenditures	108	103	9	2	222
Depreciation and amortization	180	181	6	—	367

(1)Corporate consists of our corporate offices and does not constitute an operating segment. These amounts are included to reconcile to total consolidated assets, capital expenditures and depreciation and amortization, respectively.

	Fiscal Year Ended September 30, 2024
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$841	$1,280		$2,121
Commercial and non-aerospace aftermarket	1,218	1,290		2,508
Defense	1,907	1,239		3,146
Non-aviation	—	—	165	165
Net Sales	3,966	3,809	165	$7,940
Less:
Other segment expenses (1)	1,715	1,847	99
Total segment EBITDA As Defined	2,251	1,962	66	4,279
Less: Unallocated corporate EBITDA As Defined				106
Depreciation and amortization expense				312
Interest expense-net				1,286
Acquisition transaction and integration-related expenses				70
Non-cash stock and deferred compensation expense				217
Refinancing costs				58
Other, net				15
Income from continuing operations before income taxes				$2,215

(1)Primarily represents cost of sales, selling expenses, general and administrative expenses, research and development, and miscellaneous income or expense. Excludes depreciation and amortization; non-cash stock and deferred compensation expense; foreign currency transaction losses; acquisition transaction and integration-related expenses and payroll withholding taxes related to dividend equivalent payments.

	September 30, 2024
	Power & Control	Airframe	Non-aviation	Corporate (1)	Total
Total assets	9,180	10,045	193	6,168	25,586
Capital expenditures	90	73	2	—	165
Depreciation and amortization	133	172	6	1	312

(1)Corporate consists of our corporate offices and does not constitute an operating segment. These amounts are included to reconcile to total consolidated assets, capital expenditures and depreciation and amortization, respectively.

	Fiscal Year Ended September 30, 2023
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$696	$989		$1,685
Commercial and non-aerospace aftermarket	1,074	1,112		2,186
Defense	1,569	993		2,562
Non-aviation	—	—	152	152
Net Sales	3,339	3,094	152	$6,585
Less:
Other segment expenses (1)	1,459	1,547	95
Total segment EBITDA As Defined	1,880	1,547	57	3,484
Less: Unallocated corporate EBITDA As Defined				89
Depreciation and amortization expense				268
Interest expense-net				1,164
Acquisition transaction and integration-related expenses				18
Non-cash stock and deferred compensation expense				157
Refinancing costs				56
Other, net				16
Income from continuing operations before income taxes				$1,716

(1)Primarily represents cost of sales, selling expenses, general and administrative expenses, research and development, and miscellaneous income or expense. Excludes depreciation and amortization; non-cash stock and deferred compensation expense; foreign currency transaction losses; acquisition transaction and integration-related expenses and payroll withholding taxes related to dividend equivalent payments.

	September 30, 2023
	Power & Control	Airframe	Non-aviation	Corporate (1)	Total
Total assets	7,356	8,972	193	3,449	19,970
Capital expenditures	67	65	6	1	139
Depreciation and amortization	110	152	5	1	268

(1)Corporate consists of our corporate offices and does not constitute an operating segment. These amounts are included to reconcile to total consolidated assets, capital expenditures and depreciation and amortization, respectively.

Geographic Area Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment-net and operating lease right-of-use assets. Net sales and long-lived assets of individual countries outside of the United States are not material.
The following table presents net sales by geographic area (in millions):

	Fiscal Years Ended September 30,
	2025	2024	2023
Net sales
United States	$5,535	$5,032	$4,265
Foreign Countries	3,296	2,908	2,320
	$8,831	$7,940	$6,585
The following table presents long-lived assets by geographic area (in millions):

	September 30, 2025	September 30, 2024	September 30, 2023
Long-lived assets
United States	$1,339	$1,273	$1,063
Foreign Countries	305	276	256
	$1,644	$1,549	$1,319
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
Non-cash stock compensation expense recognized by the Company during the fiscal years ended September 30, 2025, 2024 and 2023 was $152 million, $188 million and $135 million, respectively. The related tax benefit for the fiscal years ended September 30, 2025, 2024 and 2023 was $24 million, $24 million and $15 million, respectively. Of the non-cash stock compensation expense recorded in fiscal 2025, 2024 and 2023, $150 million, $134 million and $112 million was recorded as a component of additional paid in capital and less than $2 million, $54 million and $23 million was recorded as a component of other non-current liabilities. The liability awards relate to stock options granted between fiscal 2017 to fiscal 2020 from the 2014 stock option plan to certain employees in lieu of these individuals receiving salary and bonus compensation paid in cash. The vesting of the stock options are subject to the achievement of the same operating performance goals as other grants. The liability is remeasured each reporting period based on the market value of our common shares on the last day of the reported period. The other non-current liabilities related to stock-based compensation was $102 million as of September 30, 2025 and 2024.
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2025, 2024 and 2023 was $549.03, $397.31 and $251.73, respectively. The total fair value of options vested during fiscal years ended September 30, 2025, 2024 and 2023 was $107 million, $97 million and $80 million, respectively.
Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods, adjusted for expected forfeitures. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2025, there was approximately $208 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 1.8 years.
The fair value of the Company’s employee stock options was estimated at the date of grant or modification using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted during the fiscal years ended:

	Fiscal Years Ended September 30,
	2025	2024	2023
Risk-free interest rate	4.0% to 4.5%	4.1% to 4.7%	3.5% to 4.2%
Expected life of options	6.5 years	6.5 years	6.5 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	32.5%	33.5%	32.5%

The risk-free interest rate is based upon the U.S. Treasury bond rates with a term similar to the expected life of the award as of the grant date or modification date. The average expected life of stock-based awards is based on the Company’s actual historical exercise experience. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company estimates stock option forfeitures based on historical data. The total number of stock options expected to vest is adjusted by actual and estimated forfeitures. Changes to the actual and estimated forfeitures will result in a cumulative adjustment in the period of change. Notwithstanding the special cash dividends declared and paid from time to time, the Company historically has not declared and paid regular cash dividends and does not anticipate declaring and paying regular cash dividends in future periods. Furthermore, since vested options under the Company’s equity compensation plans are entitled to participate in dividend equivalents (refer to “Dividends and Dividend Equivalent Plans” section below) upon declaration of a special dividend, no expected dividend yield is assumed.
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
Performance Vested Stock Options – Generally all of the options granted through September 30, 2025 under the 2019 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, generally all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2025:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	561,109	$795.95
Granted	346,664	1,316.43
Exercised	(26,420)	656.47
Forfeited	(121,745)	909.08
Expired	—	—
Outstanding at September 30, 2025	759,608	$1,020.20	8.4 years	$226,226,455
Expected to vest	409,971	$1,051.67	8.5 years	$109,195,776
Exercisable at September 30, 2025	93,696	$724.47	7.6 years	$55,613,261
At September 30, 2025, there were 3,210,451 remaining shares available for award under TD Group’s 2019 stock option plan.
2014 Stock Option Plan
In July 2014, the Board of Directors of TD Group adopted the 2014 stock option plan, which was subsequently approved by stockholders on October 2, 2014. The 2014 stock option plan permitted TD Group to award stock options to our key employees, directors or consultants. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2014 stock option plan was 5,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. The 2014 stock option plan expired on July 24, 2024 and no further shares are granted under the plan thereafter.

Performance Vested Stock Options – Generally all of the options granted through September 30, 2025 under the 2014 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, generally all of the options granted will vest based on the Company’s achievement of established operating performance goals. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2025:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2024	3,779,503	$466.18
Granted	—	—
Exercised	(462,368)	288.80
Forfeited	(86,209)	620.43
Expired	—	—
Outstanding at September 30, 2025	3,230,926	$487.45	4.4 years	$2,683,510,208
Expected to vest	478,730	$670.73	7.1 years	$309,877,142
Exercisable at September 30, 2025	2,429,832	$376.64	3.6 years	$2,287,395,248
2006 Stock Incentive Plan
In conjunction with the consummation of the Company’s initial public offering, a 2006 stock incentive plan was adopted by TD Group. In July 2008 and March 2011, the 2006 stock incentive plan was amended to increase the number of shares available for issuance thereunder. TD Group reserved 8,119,668 shares of its common stock for issuance to key employees, directors or consultants under the plan. The 2006 stock incentive plan expired on March 14, 2016 and no further shares are granted under the plan thereafter. At September 30, 2025, there were 1,450 options outstanding and exercisable under TD Group’s 2006 stock incentive plan.
The total intrinsic value of performance options exercised during the fiscal years ended September 30, 2025, 2024 and 2023 was $600 million, $794 million and $500 million, respectively.
Dividends and Dividend Equivalent Plans
Since August 5, 2022, pursuant to the Fourth Amended and Restated TransDigm Group Incorporated 2006 Stock Incentive Plan Dividend Equivalent Plan, the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, all of the vested options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to certain dividend equivalent payments in the event of the declaration of a special dividend by the Company.
In fiscal 2025, the Company's Board of Directors authorized and declared $90.00 in special dividends on each outstanding share of common stock and cash dividend equivalent payments on eligible vested options outstanding under its stock option plans. The total cash payment in September 2025 was approximately $5,073 million in special dividends and $159 million in cash dividend equivalent payments.
Dividend equivalents on vested options were $208 million, $233 million and $38 million during the fiscal years ended September 30, 2025, 2024 and 2023, respectively. At September 30, 2025, there was $59 million recorded in accrued and other current liabilities and $76 million recorded in other non-current liabilities on the consolidated balance sheets related to future dividend equivalent payments.

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
The components of lease expense for the fiscal years ended September 30, 2025 and 2024 are as follows (in millions):

		Fiscal Years Ended September 30,
	Classification	2025	2024
Operating lease cost	Cost of sales or selling and administrative expenses	$23	$22
Finance lease cost:
Amortization of leased assets	Cost of sales	15	12
Interest on lease liabilities	Interest expense-net	19	16
Total lease cost		$57	$50
Supplemental cash flow information related to leases for the fiscal years ended September 30, 2025 and 2024 is as follows (in millions):

	Fiscal Years Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$23	$21
Operating cash outflows from finance leases	16	14
Financing cash outflows from finance leases	7	6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25	$21
Financing leases	25	83

Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	September 30, 2025	September 30, 2024
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$65	$61

Current operating lease liabilities	Accrued and other current liabilities	15	19
Long-term operating lease liabilities	Other non-current liabilities	51	43
Total operating lease liabilities		$66	$62

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment-net	$264	$252

Current finance lease liabilities	Current portion of long-term debt	8	6
Long-term finance lease liabilities	Long-term debt	276	256
Total finance lease liabilities		$284	$262
As of September 30, 2025, the Company has the following remaining lease term and weighted average discount rates:

Weighted-average remaining lease term
Operating leases	6.4 years
Finance leases	19.8 years

Weighted-average discount rate
Operating leases	5.7%
Finance leases	7.0%
    Maturities of lease liabilities at September 30, 2025 are as follows (in millions):

	Operating Leases	Finance Leases
2026	$19	$22
2027	16	26
2028	12	25
2029	9	25
2030	5	27
Thereafter	20	437
Total future minimum lease payments	81	562
Less: imputed interest	15	278
Present value of lease liabilities reported	$66	$284

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
Interest Rate Swap, Cap and Collar Agreements – Interest rate swap, cap and collar agreements are used to manage interest rate risk associated with floating rate borrowings, specifically the term loans, under our Credit Agreement. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the term of the agreements without an exchange of the underlying principal amount. The agreements utilized by the Company effectively modify the Company’s exposure to interest rate risk by converting a portion of the Company’s floating rate debt to a fixed rate basis from the effective date through the maturity date of the respective interest rate swap, cap and collar agreements, thereby reducing the impact of interest rate movements on future interest expense.
During the fourth quarter of fiscal 2025, we entered into forward starting interest rate collar agreements and interest rate swap agreements. The interest rate collar agreements, aggregating to a notional amount of $2,750 million, establish a range where we will pay the counterparties if the three-month Term SOFR rate falls below the established floor rate, and the counterparties will pay us if the three-month Term SOFR rate exceeds the ceiling rate as summarized in the table below. The collar will settle quarterly from the effective date through the maturity date. No payments or receipts will be exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates. The interest rate swap agreements hedge the variable interest rates on the Company's floating rate debt exposures for a fixed rate based on an aggregate notional amount of $2,750 million. The swap will settle quarterly from the effective date through the maturity date. The Company does not have any interest rate cap agreements as of September 30, 2025.
The tables below summarize the key terms of the swaps and collars as of September 30, 2025 (aggregated by effective date).
Interest rate swap agreements:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Conversion of Related Variable Rate Debt subject to Term SOFR to Fixed Rate of:
$700	9/30/2025	9/30/2027	3.22% plus applicable margin percentage
$125	9/30/2027	9/30/2029	3.11% plus applicable margin percentage
$1,025	9/30/2027	9/30/2029	3.12% plus applicable margin percentage
$900	9/30/2027	9/30/2029	3.14% plus applicable margin percentage

Interest rate collar agreements:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Offsets Variable Rate Debt Attributable to Fluctuations Below and Above:
$1,100	3/31/2025	9/30/2026	Three-month Term SOFR rate of 2.00% (floor) and 3.50% (cap)
$500	9/30/2025	9/30/2026	Three-month Term SOFR rate of 2.00% (floor) and 3.50% (cap)
$1,338	9/30/2025	9/30/2027	Three-month Term SOFR rate of 2.50% (floor) and 4.50% (cap)
$700	9/30/2025	9/30/2027	Three-month Term SOFR rate of 2.00% (floor) and 3.91% (cap)
$1,550	9/30/2026	9/30/2027	Three-month Term SOFR rate of 2.50% (floor) and 4.50% (cap)
$2,050	9/30/2027	9/30/2029	Three-month Term SOFR rate of 2.21% (floor) and 4.25% (cap)
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

	September 30, 2025		September 30, 2024
	Asset	Liability	Asset	Liability
Interest rate cap agreement	$—	$—	$20	$1
Interest rate collar agreements	7	3	3	8
Interest rate swap agreements	8	—	34	1
Net derivatives as classified in the consolidated balance sheets (1)	$15	$3	$57	$10

(1)Refer to Note 11, “Fair Value Measurements,” for the consolidated balance sheets classification of the Company’s interest rate swap, cap and collar agreements.
Based on the fair value amounts determined as of September 30, 2025, the estimated net amount of existing losses (gains) and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately $7 million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At September 30, 2025, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $118 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at September 30, 2025 is twelve months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles. As of September 30, 2025, the Company expects to record a net loss of approximately $2 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months.

19.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCL”), net of taxes, for the fiscal years ended September 30, 2025 and 2024 (in millions):

	Unrealized losses on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2023	$143	$2	$(243)	$(98)
Net current-period other comprehensive (loss) income (4)	(124)	(1)	181	56
Balance at September 30, 2024	19	1	(62)	(42)
Net current-period other comprehensive (loss) income (4)	(23)	(3)	58	32
Balance at September 30, 2025	$(4)	$(2)	$(4)	$(10)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of tax (expense) benefit, of $8 million, $(37) million and $6 million for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity for the defined pension plans and postretirement benefit plans for the fiscal years ended September 30, 2025 and 2024.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Refer to Note 1, “Summary of Significant Accounting Policies,” for additional information.
(4)Presented net of reclassifications out of AOCL into earnings, specifically net sales and interest expense-net, for realized (losses) gains on derivatives designated and qualifying as cash flow hedges of $(1) million (net of taxes of less than $(1) million) and $57 million (net of taxes of $18 million), respectively, for the fiscal year ended September 30, 2025 and $(3) million (net of taxes of $(1) million) and $106 million (net of taxes of $33 million) for the fiscal year ended September 30, 2024, respectively.

TRANSDIGM GROUP INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
(Amounts in millions)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Divestitures & Deductions from Reserve (1)	Balance at End of Period
Description		Charged to Costs and Expenses	Acquisitions & Purchase Price Adjustments
Year Ended September 30, 2025
Allowance for uncollectible accounts	$32	$4	$—	$(11)	$25
Inventory valuation reserves	236	51	2	(19)	270
Valuation allowance for deferred tax assets	318	138	—	—	456
Year Ended September 30, 2024
Allowance for uncollectible accounts	$31	$3	$—	$(2)	$32
Inventory valuation reserves	209	35	11	(19)	236
Valuation allowance for deferred tax assets	227	91	—	—	318
Year Ended September 30, 2023
Allowance for uncollectible accounts	$35	$4	$—	$(8)	$31
Inventory valuation reserves	196	20	—	(7)	209
Valuation allowance for deferred tax assets	137	90	—	—	227

(1)The amounts in this column represent the impact from divestitures, charge-offs net of recoveries and the impact of foreign currency translation adjustments.

EXHIBIT INDEX
TO FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2025

Exhibit No.	Description
10.6	Amended and Restated Employment Agreement, dated August 5, 2025, between the Company and Patrick J. Murphy*
10.7	Employment Agreement, dated July 7, 2025, between the Company and Armani Vadiee*
10.23	Form of Stock Option Agreement for Director and NEO options awarded in fiscal 2026*
21.1	Subsidiaries of TransDigm Group Incorporated
22.1	Listing of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
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