Form 10-Q
period 2025-12-27
TransDigm Group INC
filed 2026-02-03
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2025

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 56,473,563 as of January 30, 2026.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	December 27, 2025	September 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,528	$2,808
Trade accounts receivable—Net	1,564	1,617
Inventories—Net	2,373	2,095
Prepaid expenses and other	506	492
Total current assets	6,971	7,012
PROPERTY, PLANT AND EQUIPMENT—NET	1,653	1,579
GOODWILL	11,075	10,612
OTHER INTANGIBLE ASSETS—NET	3,783	3,454
OTHER NON-CURRENT ASSETS	275	252
TOTAL ASSETS	$23,757	$22,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$125	$124
Short-term borrowings—trade receivable securitization facility	724	724
Accounts payable	385	368
Accrued and other current liabilities	1,301	966
Total current liabilities	2,535	2,182
LONG-TERM DEBT	29,197	29,167
DEFERRED INCOME TAXES	721	759
OTHER NON-CURRENT LIABILITIES	567	480
Total liabilities	33,020	32,588
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 62,573,115 and 62,465,317 at December 27, 2025 and September 30, 2025, respectively	1	1
Additional paid-in capital	3,187	3,135
Accumulated deficit	(10,168)	(10,606)
Accumulated other comprehensive income (loss)	22	(10)
Treasury stock, at cost; 6,174,887 and 6,089,675 shares at December 27, 2025 and September 30, 2025, respectively	(2,312)	(2,206)
Total TD Group stockholders’ deficit	(9,270)	(9,686)
NONCONTROLLING INTERESTS	7	7
Total stockholders’ deficit	(9,263)	(9,679)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,757	$22,909
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended
	December 27, 2025	December 28, 2024
NET SALES	$2,285	$2,006
COST OF SALES	933	771
GROSS PROFIT	1,352	1,235
SELLING AND ADMINISTRATIVE EXPENSES	254	211
AMORTIZATION OF INTANGIBLE ASSETS	56	50
INCOME FROM OPERATIONS	1,042	974
INTEREST EXPENSE—NET	475	378
OTHER INCOME	(5)	(23)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	572	619
INCOME TAX PROVISION	127	126
NET INCOME	445	493
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME ATTRIBUTABLE TO TD GROUP	$445	$493
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$386	$444
Earnings per share attributable to TD Group common stockholders:
Earnings per share	$6.62	$7.62
Weighted-average shares outstanding:
Basic and diluted	58.2	58.3
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	December 27, 2025	December 28, 2024
Net income	$445	$493
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to TD Group	$445	$493
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	26	(227)
Unrealized gains on derivatives	6	22
Pension and post-retirement benefit plans adjustment	—	—
Other comprehensive income (loss), net of tax, attributable to TD Group	32	(205)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$477	$288
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2024	61,904,833	$1	$2,819	$(7,362)	$(42)	(5,688,639)	$(1,706)	$7	$(6,283)
Accrued unvested dividend equivalents and other	—	—	—	(8)	—	—	—	—	(8)
Compensation expense recognized for employee stock options	—	—	33	—	—	—	—	—	33
Stock-based compensation activity	118,080	—	35	—	—	—	—	—	35
Stock repurchases under repurchase program	—	—	—	—	—	(252,800)	(316)	—	(316)
Net income attributable to TD Group	—	—	—	493	—	—	—	—	493
Foreign currency translation adjustment, net of tax	—	—	—	—	(227)	—	—	—	(227)
Unrealized gain on derivatives, net of tax	—	—	—	—	22	—	—	—	22
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 28, 2024	62,022,913	$1	$2,887	$(6,877)	$(247)	(5,941,439)	$(2,022)	$7	$(6,251)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2025	62,465,317	$1	$3,135	$(10,606)	$(10)	(6,089,675)	$(2,206)	$7	$(9,679)
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	24	—	—	—	—	—	24
Stock-based compensation activity	107,798	—	28	—	—	—	—	—	28
Stock repurchases under repurchase program	—	—	—	—	—	(85,212)	(106)	—	(106)
Net income attributable to TD Group	—	—	—	445	—	—	—	—	445
Foreign currency translation adjustment, net of tax	—	—	—	—	26	—	—	—	26
Unrealized gain on derivatives, net of tax	—	—	—	—	6	—	—	—	6
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 27, 2025	62,573,115	$1	$3,187	$(10,168)	$22	(6,174,887)	$(2,312)	$7	$(9,263)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended
	December 27, 2025	December 28, 2024
OPERATING ACTIVITIES:
Net income	$445	$493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44	40
Amortization of intangible assets and product certification costs	56	50
Amortization of debt issuance costs and original issue discount	11	9
Gain on sale of businesses, net	—	(19)
Non-cash stock and deferred compensation expense	27	25
Deferred income taxes	(1)	(2)
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	94	80
Inventories	(96)	(72)
Income taxes payable	70	91
Other assets	(16)	(2)
Accounts payable	(25)	(3)
Accrued interest	270	201
Accrued and other liabilities	(47)	(139)
Net cash provided by operating activities	832	752
INVESTING ACTIVITIES:
Capital expenditures	(60)	(42)
Acquisition of businesses, net of cash acquired	(907)	(29)
Other investing transactions, net	(6)	47
Net cash used in investing activities	(973)	(24)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	29	35
Dividends and dividend equivalent payments	(59)	(4,396)
Repurchases of common stock	(106)	(316)
Proceeds from trade receivable securitization facility, net	—	163
Financing costs and other, net	(5)	(2)
Net cash used in financing activities	(141)	(4,516)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2	(14)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(280)	(3,802)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,808	6,261
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,528	$2,459
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$185	$162
Cash paid during the period for income taxes, net of refunds	$58	$37
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEK PERIODS ENDED DECEMBER 27, 2025 AND DECEMBER 28, 2024
(UNAUDITED)

1.    BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the terms “the Company,” “TD Group,” “TransDigm,” “we,” “us,” “our,” and similar references refer to TransDigm Group Incorporated and its subsidiaries.
Principles of Consolidation
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2025 included in TD Group’s Annual Report on Form 10-K filed on November 12, 2025. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2025 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirteen week period ended December 27, 2025 are not necessarily indicative of the results to be expected for the full year.
Reclassifications
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, none of which are material.
New Accounting Pronouncements Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands disclosures about a public business entity's reportable segments and provides for more detailed information about a reportable segment's expenses. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. This standard is effective for annual periods beginning after December 15, 2023 (fiscal 2025) and interim periods within fiscal years beginning one year later (fiscal 2026). The Company adopted this standard in the fourth quarter of fiscal 2025. Refer to Note 12, “Segments,” for further information.
Recent Accounting Pronouncements Issued
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The standard makes several other changes to income tax disclosure requirements. This standard is effective for annual periods beginning after December 15, 2024 (fiscal 2026), and requires prospective application with the option to apply it retrospectively. The Company will adopt this standard in the fourth quarter of fiscal 2026 and expects to apply it prospectively. This standard will expand our annual income tax disclosures, but will not impact our consolidated balance sheets, results of operations or cash flows.
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

2.    ACQUISITIONS
Subsequent Events – Jet Parts Engineering and Victor Sierra Aviation Holdings – On January 13, 2026, the Company entered into a definitive agreement to acquire all the outstanding stock of Jet Parts Engineering (“JPE”) and Victor Sierra Aviation Holdings (“VSA”), portfolio companies of Vance Street Capital, for approximately $2.2 billion in cash. The acquisition is expected to be financed using existing cash on hand and additional debt capacity available.
JPE, headquartered in Seattle, Washington, is a leading independent designer and manufacturer of aerospace aftermarket solutions, primarily proprietary original equipment manufacturer (“OEM”) alternative parts and repairs. JPE serves commercial, regional and cargo airline customers, as well as maintenance, repair and overhaul providers. JPE’s products are highly engineered, proprietary parts manufacturer approval (“PMA”) components with a strong presence across major commercial aerospace platforms. Nearly all of JPE’s revenue is derived from the commercial aftermarket. In addition to its engineering headquarters in Seattle, Washington, JPE has engineering and component repair locations in Texas, New York, Florida, Alabama and the United Kingdom.
VSA is a leading designer, manufacturer, and distributor of proprietary PMA and other aftermarket parts serving the commercial aerospace end market – primarily the general aviation and business aviation sectors. VSA is a leading collection of brands including McFarlane Aviation, Tempest Aero Group, and Aviation Products Systems. VSA offers a complete line of highly engineered PMA, custom design and OEM products, as well as service and repair stations. Nearly all of VSA’s revenue is derived from the commercial aftermarket. VSA primarily operates out of three facilities: Baldwin City, Kansas; Burlington, North Carolina; and Granite City, Illinois. Additional satellite facilities are in Illinois, Texas, Kentucky and Washington to provide support and strategic proximity to customers.
The acquisition of JPE and VSA is subject to regulatory approvals in the United States and customary closing conditions.
Subsequent Events – Stellant Systems, Inc. – On December 30, 2025, the Company entered into a definitive agreement to acquire all the outstanding stock of Stellant Systems, Inc. (“Stellant”), a portfolio company of Arlington Capital Partners, for approximately $960 million in cash. The acquisition is expected to be financed using existing cash on hand and additional debt capacity available.
Stellant, headquartered in Torrance, California, is a leading global designer and manufacturer of high-power electronic components and subsystems serving the aerospace and defense end market. Stellant’s products are highly engineered, proprietary components with substantial aftermarket content and a strong presence across major aerospace and defense platforms, adding new products and services to TransDigm's portfolio.
The acquisition of Stellant is subject to regulatory approvals in the United States and customary closing conditions.
Simmonds Precision Products, Inc. – On October 6, 2025, the Company completed the acquisition of all the outstanding stock of the Simmonds Precision Products, Inc. Business (“Simmonds”) of Goodrich Corporation from RTX Corporation for approximately $757 million in cash. The acquisition was financed through existing cash on hand. Simmonds, headquartered in Vergennes, Vermont, is a leading global designer and manufacturer of fuel & proximity sensing and structural health monitoring solutions for the aerospace and defense end markets. Simmonds' products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Simmonds are included within TransDigm's Power & Control segment.
Based on the fair value of the assets acquired and liabilities assumed, all of the $391 million of goodwill and $329 million of other intangible assets recognized for the acquisition as of December 27, 2025 is expected to be deductible for tax purposes over 15 years. As of December 27, 2025, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the measurement period.
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

Based on the fair value of the assets acquired and liabilities assumed, $75 million of goodwill and $46 million of other intangible assets was recognized for the acquisition as of December 27, 2025, none of which is expected to be deductible for tax purposes. As of December 27, 2025, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the measurement period.
Other Acquisitions – For the thirteen week period ended December 27, 2025, the Company completed several acquisitions consisting of substantially all of the assets and technical data rights of certain product lines or all the outstanding stock of certain businesses (collectively, referred to herein as the “Other Acquisitions”), each meeting the definition of a business, for a total aggregate purchase price of $151 million in cash. Each of the acquisitions was financed through existing cash on hand. These acquisitions represent bolt-ons to existing TransDigm operating units. The Company expects that all of the $58 million of goodwill and $50 million of other intangible assets recognized as of December 27, 2025 for the acquisitions will be deductible for tax purposes over 15 years. As of December 27, 2025, the measurement period (not to exceed one year) is open for certain Other Acquisitions; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the respective measurement period.
For the fiscal year ended September 30, 2025, the Company completed a number of Other Acquisitions, each meeting the definition of a business, for a total aggregate purchase price of $284 million in cash. Each of the acquisitions was financed through existing cash on hand. These acquisitions represent bolt-ons to existing TransDigm operating units. The Company expects that all of the approximately $126 million of goodwill and $90 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years.
* * * * *
Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the thirteen week periods ended December 27, 2025 or December 28, 2024 are not material.
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
3.    REVENUE RECOGNITION
TransDigm's sales are concentrated in the aerospace and defense industry. The Company’s customers include: distributors of aerospace components, commercial airlines, large commercial transport and regional and business aircraft OEMs, various armed forces of the United States (“U.S.”) and friendly foreign governments, defense OEMs, system suppliers, and various other industrial customers.
The Company recognizes revenue from contracts with customers using the five step model prescribed in ASC 606. A substantial portion of the Company's revenue is recorded at a point in time basis. Revenue is recognized from the sale of products or services when obligations under the terms of the contract are satisfied and control of promised goods or services has transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. Revenue is measured at the amount of consideration the Company expects to be paid in exchange for goods or services.
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

	December 27, 2025	September 30, 2025
Contract assets, current (1)	$306	$280
Contract assets, non-current (2)	104	94
Total contract assets	410	374
Contract liabilities, current (3)	164	143
Contract liabilities, non-current (4)	7	7
Total contract liabilities	171	150
Net contract assets	$239	$224

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
For the thirteen week period ended December 27, 2025, the revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was approximately $37 million.
Refer to Note 12, “Segments,” for disclosures related to the disaggregation of revenue.
Allowance for Credit Losses – The Company's allowance for credit losses is the allowance for uncollectible accounts. The allowance for uncollectible accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. As of December 27, 2025 and September 30, 2025, the allowance for uncollectible accounts was $29 million and $25 million, respectively.

4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended
	December 27, 2025	December 28, 2024
Numerator for earnings per share:
Net income	$445	$493
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to TD Group	445	493
Less: Dividends paid on participating securities	(59)	(49)
Net income applicable to TD Group common stockholders—basic and diluted	$386	$444
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	56.4	56.2
Vested options deemed participating securities	1.8	2.1
Total shares for basic and diluted earnings per share	58.2	58.3
Earnings per share—basic and diluted (1)	$6.62	$7.62

(1)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated using unrounded numbers.
5.    STOCK REPURCHASE PROGRAM
On January 27, 2022, the Board of Directors of the Company (the “Board”) authorized a new stock repurchase program permitting repurchases of our outstanding shares not to exceed $2.2 billion in the aggregate (referred to herein as the “existing stock repurchase program”), subject to any restrictions specified in the Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”) and indentures governing the existing Subordinated and Secured Notes, replacing the $650 million stock repurchase program. In November 2025, the Board authorized an additional $5.0 billion in share repurchases of common stock permissible under the Company’s existing stock repurchase program. There is no expiration date for the existing stock repurchase program.
For the thirteen week period ended December 27, 2025, the Company repurchased 85,212 shares of common stock at an average price of $1,249.73 per share for a total amount of $106 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of December 27, 2025, $5,681 million remains available for repurchase under the existing stock repurchase program.
6.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	December 27, 2025	September 30, 2025
Raw materials and purchased component parts	$1,458	$1,295
Work-in-progress	643	543
Finished goods	272	257
Inventories—Net	$2,373	$2,095

7.    GOODWILL AND INTANGIBLE ASSETS
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2025 through December 27, 2025 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2025	$5,273	$5,260	$79	$10,612
Goodwill acquired during the period	410	39	—	449
Currency translation adjustments and other	4	10	—	14
Balance at December 27, 2025	$5,687	$5,309	$79	$11,075
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	December 27, 2025			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,214	$—	$1,214	$1,162	$—	$1,162
Technology	2,788	1,171	1,617	2,647	1,137	1,510
Order backlog	68	36	32	59	28	31
Customer relationships	1,155	240	915	971	225	746
Other	12	7	5	12	7	5
Total	$5,237	$1,454	$3,783	$4,851	$1,397	$3,454
The estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the thirteen week period ended December 27, 2025 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Trademarks and trade names	$51

Intangible assets subject to amortization:
Technology & Other	138	10 to 20 years
Order backlog	8	1 to 3 years
Customer relationships	182	10 to 20 years
	328

Total	$379
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have assessed the changes in events and circumstances through the first quarter of fiscal 2026 and concluded that no triggering events occurred that required an interim test.

8.    DEBT
The Company’s debt consists of the following (in millions):

	December 27, 2025
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$725	$(1)	$—	$724
Term loans	$11,124	$(42)	$(33)	$11,049
6.750% secured notes due 2028 (“2028 Secured Notes”)	2,100	(10)	(5)	2,085
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(4)	—	1,196
6.375% secured notes due 2029 (“2029 Secured Notes”)	2,750	(16)	(1)	2,733
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(3)	—	747
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(10)	—	1,440
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(7)	(6)	987
6.625% secured notes due 2032 (“2032 Secured Notes”)	2,200	(16)	—	2,184
6.000% secured notes due 2033 (“2033 Secured Notes”)	1,500	(12)	—	1,488
6.375% senior subordinated notes due 2033 (“6.375% 2033 Notes”)	2,650	(13)	(19)	2,618
6.250% secured notes due 2034 (“2034 Secured Notes”)	500	(4)	—	496
6.750% senior subordinated notes due 2034 (“6.750% 2034 Notes”)	2,000	(18)	—	1,982
Government refundable advances	13	—	—	13
Finance lease obligations	304	—	—	304
	29,541	(155)	(64)	29,322
Less: current portion	126	(1)	—	125
Long-term debt	$29,415	$(154)	$(64)	$29,197

Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $478 million and $208 million as of December 27, 2025 and September 30, 2025, respectively.
9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended December 27, 2025 and December 28, 2024, the effective income tax rate was 22.2% and 20.4%, respectively. The Company’s higher effective income tax rate for the thirteen week period ended December 27, 2025 was primarily due to a less significant benefit associated with share-based payments when compared to the same period in fiscal 2025. The Company’s effective income tax rate for the thirteen week period ended December 27, 2025 was higher than the federal statutory tax rate of 21% primarily due to an increase in the valuation allowance applicable to the Company’s net interest deduction limitation, a higher effective tax rate on non-U.S. earnings, offset by the discrete impact of excess tax benefits associated with share-based payments.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations for years before fiscal 2022. The Company is currently under examination for its federal income taxes in Canada for fiscal years 2013 through 2019, in France for fiscal years 2020 through 2022, and in Germany for fiscal years 2017 through 2019. In addition, the Company is subject to state income tax examinations for fiscal years 2015 and later.
Unrecognized tax benefits at December 27, 2025 and September 30, 2025 were not material.
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (the “Act”) was signed into law. It contains a broad range of tax reform provisions affecting businesses. The majority of these provisions will impact us starting in fiscal year 2027. We continue to evaluate the future effects of the Act on our effective tax rate and cash tax position. The impact of the legislation on our operating results for the thirteen week period ended December 27, 2025 was not material.

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		December 27, 2025		September 30, 2025
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,528	$2,528	$2,808	$2,808
Interest rate swap agreements (1)	2	1	1	3	3
Interest rate collar agreements (1)	2	3	3	4	4
Interest rate swap agreements (2)	2	10	10	5	5
Interest rate collar agreements (2)	2	4	4	3	3
Liabilities:
Foreign currency forward exchange contracts (3)	2	1	1	2	2
Interest rate collar agreements (4)	2	2	2	3	3
Short-term borrowings - trade receivable securitization facility (5)	2	724	724	724	724
Long-term debt, including current portion:
Term loans (5)	2	11,049	11,169	11,048	11,120
2028 Secured Notes (5)	1	2,085	2,139	2,083	2,139
4.625% 2029 Notes (5)	1	1,196	1,190	1,195	1,175
2029 Secured Notes (5)	1	2,733	2,833	2,732	2,812
4.875% 2029 Notes (5)	1	747	747	747	739
2030 Secured Notes (5)	1	1,440	1,513	1,440	1,501
2031 Secured Notes (5)	1	987	1,049	986	1,041
2032 Secured Notes (5)	1	2,184	2,283	2,183	2,263
2033 Secured Notes (5)	1	1,488	1,532	1,488	1,517
6.375% 2033 Notes (5)	1	2,618	2,716	2,616	2,686
2034 Secured Notes (5)	1	496	518	495	514
6.750% 2034 Notes (5)	1	1,982	2,083	1,982	2,068
Government refundable advances	2	13	13	12	12
Finance lease obligations	2	304	304	284	284

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

The Company’s derivatives consist of interest rate swap and collar agreements and foreign currency exchange contracts. The fair values of the interest rate swap and collar agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable). The fair values of the foreign currency exchange contracts were derived by using Level 2 inputs based on observable spot and forward exchange rates in active markets. There has not been any impact to the fair value of derivative liabilities due to the Company's own credit risk. Similarly, there has not been any material impact to the fair value of derivative assets based on the Company's evaluation of counterparties' credit risks.
The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s Credit Agreement. The estimated fair values of the Company’s notes were based upon quoted market prices.
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at December 27, 2025 and September 30, 2025.
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
During the fourth quarter of fiscal 2025, we entered into forward starting interest rate collar agreements and interest rate swap agreements. The interest rate collar agreements, aggregating to a notional amount of $2,750 million, establish a range where we will pay the counterparties if the three-month Term SOFR rate falls below the established floor rate, and the counterparties will pay us if the three-month Term SOFR rate exceeds the ceiling rate as summarized in the table below. The collar will settle quarterly from the effective date through the maturity date. No payments or receipts will be exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates. The interest rate swap agreements hedge the variable interest rates on the Company's floating rate debt exposures for a fixed rate based on an aggregate notional amount of $2,750 million. The swap will settle quarterly from the effective date through the maturity date. The Company does not have any interest rate cap agreements as of December 27, 2025.

The tables below summarize the key terms of the swaps and collars as of December 27, 2025 (aggregated by effective date).
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

	December 27, 2025		September 30, 2025
	Asset	Liability	Asset	Liability
Interest rate collar agreements	$7	$2	$7	$3
Interest rate swap agreements	11	—	8	—
Net derivatives as classified in the condensed consolidated balance sheets (1)	$18	$2	$15	$3

(1)Refer to Note 10, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of the Company's interest rate swap and collar agreements.
Based on the fair value amounts determined as of December 27, 2025, the estimated net amount of existing losses (gains) and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately $7 million.

Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At December 27, 2025, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $89 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at December 27, 2025 is nine months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles. As of December 27, 2025, the Company expects to record a net loss of approximately $1 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months.
12.    SEGMENTS
The Company’s businesses are organized and managed in three reporting segments: Power & Control, Airframe and Non-aviation. Refer to Note 15, “Segments,” in Part IV, Item 15. Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed on November 12, 2025, for further information on the composition of the Company's segments.
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
The accounting policies for each segment are the same as those described in Note 1, “Summary of Significant Accounting Policies,” in Part IV, Item 15. Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed on November 12, 2025. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation. Intersegment sales were immaterial for the periods presented below. Corporate consists of our corporate offices. Corporate expenses consist primarily of compensation, benefits, professional services and other administrative costs incurred by the corporate offices. Corporate assets consist primarily of cash and cash equivalents. Corporate expenses and assets reconcile reportable segment data to the consolidated totals. An immaterial amount of corporate expenses is allocated to the operating segments.

The following table sets forth, for the periods indicated, certain financial information by reportable segment, which includes a reconciliation of EBITDA As Defined to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Period Ended December 27, 2025
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$253	$294		$547
Commercial and non-aerospace aftermarket	368	360		728
Defense	603	367		970
Non-aviation	—	—	40	40
Net Sales	1,224	1,021	40	2,285
Less:
Other segment expenses (1)	569	471	24
Total segment EBITDA As Defined	655	550	16	1,221
Less: Unallocated corporate EBITDA As Defined				24
Depreciation and amortization expense				100
Interest expense-net				475
Acquisition transaction and integration-related expenses				12
Non-cash stock and deferred compensation expense				27
Other, net				11
Income from continuing operations before income taxes				$572

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

	Thirteen Week Period Ended December 28, 2024
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$194	$278		$472
Commercial and non-aerospace aftermarket	338	333		671
Defense	495	335		830
Non-aviation	—	—	33	33
Net Sales	1,027	946	33	$2,006
Less:
Other segment expenses (1)	442	430	21
Total segment EBITDA As Defined	585	516	12	1,113
Less: Unallocated corporate EBITDA As Defined				52
Depreciation and amortization expense				90
Interest expense-net				378
Acquisition transaction and integration-related expenses				13
Non-cash stock and deferred compensation expense				25
Other, net				(64)
Income from continuing operations before income taxes				$619

(1)Primarily represents cost of sales, selling expenses, general and administrative expenses, research and development, and miscellaneous income or expense. Excludes depreciation and amortization; non-cash stock and deferred compensation expense; foreign currency transaction gains; acquisition transaction and integration-related expenses and payroll withholding taxes related to dividend equivalent payments.
The following table presents capital expenditures and depreciation and amortization by segment (in millions):

	Thirteen Week Periods Ended
	December 27, 2025	December 28, 2024
Capital expenditures
Power & Control	$30	$20
Airframe	24	21
Non-aviation	6	1
	$60	$42
Depreciation and amortization
Power & Control	53	43
Airframe	46	46
Non-aviation	1	1
	$100	$90
The following table presents total assets by segment (in millions):

	December 27, 2025	September 30, 2025
Total assets
Power & Control	$10,916	$9,859
Airframe	10,346	10,267
Non-aviation	199	202
Corporate (1)	2,296	2,581
	$23,757	$22,909

(1)Corporate consists of our corporate offices and does not constitute an operating segment. These amounts are included to reconcile to total consolidated assets.

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the total changes by component in accumulated other comprehensive income (loss), net of taxes, for the thirteen week periods ended December 27, 2025 and December 28, 2024 (in millions):

	Unrealized losses on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2025	$(4)	$(2)	$(4)	$(10)
Net current-period other comprehensive income (4)	6	—	26	32
Balance at December 27, 2025	$2	$(2)	$22	$22

Balance at September 30, 2024	$19	$1	$(62)	$(42)
Net current-period other comprehensive income (loss) (4)	22	—	(227)	(205)
Balance at December 28, 2024	$41	$1	$(289)	$(247)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of tax (expense) benefit, of $2 million and $7 million for the thirteen week periods ended December 27, 2025 and December 28, 2024, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity for the defined pension plans and postretirement benefit plans for the thirteen week periods ended December 27, 2025 and December 28, 2024.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
(4)Presented net of reclassifications out of accumulated other comprehensive income (loss) into earnings, specifically net sales and interest expense-net, for realized (losses) gains on derivatives designated and qualifying as cash flow hedges of $(1) million (net of taxes of less than $(1) million) and $1 million (net of taxes of $1 million), respectively, for the thirteen week period ended December 27, 2025 and less than $(1) million (net of taxes of less than $(1) million) and $1 million (net of taxes of less than $1 million), respectively, for the thirteen week period ended December 28, 2024.

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

For the first quarter of fiscal 2026, we generated net sales of $2,285 million and net income attributable to TD Group of $445 million. EBITDA As Defined was $1,197 million, or 52.4% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
For the thirteen week period ended December 27, 2025, demand for air travel remained strong both domestically and internationally. Commercial aftermarket sales increased in the first quarter of fiscal 2026 compared to fiscal 2025 primarily due to the overall demand for air travel, particularly international air traffic growth, which has outpaced domestic growth. Passenger load factors remain strong and have reached record levels in recent months in certain markets.
Our commercial transport original equipment manufacturer (“OEM”) shipments and revenues generally run ahead of aircraft delivery schedules. Consistent with prior years, our first quarter of fiscal 2026 shipments were a function of, among other things, the estimated 2025 and 2026 commercial aircraft production rates for Boeing and Airbus. Airline demand for new aircraft remains high and the OEMs continue to increase aircraft production. Commercial OEM sales increased in the first quarter of fiscal 2026 compared to fiscal 2025 partially due to the prior year Boeing union strike adversely impacting first quarter fiscal 2025 OEM sales as well as overall increases beginning in the latter half of fiscal 2025 and thus far in fiscal 2026 in aircraft production and deliveries by the OEMs.
Our defense business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of War (“DOW”) procurement policy and the extent of global conflicts. Likewise, delays in government spending outlays and government funding reprioritization can impact demand. For a variety of reasons, the military spending outlook is very uncertain, though recent DOW budgets have trended upwards due to recent geopolitical challenge and conflicts, and current military modernization efforts. Defense sales increased in the first quarter of fiscal 2026 compared to fiscal 2025 primarily due to continued growth in defense spending in both domestic and international markets.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates and significant accounting policies followed in the preparation of the financial statements is included in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed on November 12, 2025. Refer to Note 1, “Basis of Presentation,” in the notes to the condensed consolidated financial statements included herein for further disclosure of accounting standards recently adopted or required to be adopted in the future.
Acquisitions
Recent acquisitions are described in Note 2, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	December 27, 2025		% of Net Sales	December 28, 2024		% of Net Sales
Net sales	$2,285		100.0%	$2,006		100.0%
Cost of sales	933		40.8%	771		38.4%
Selling and administrative expenses	254		11.1%	211		10.5%
Amortization of intangible assets	56		2.5%	50		2.5%
Income from operations	1,042		45.6%	974		48.6%
Interest expense-net	475		20.8%	378		18.8%
Other income	(5)		(0.2)%	(23)		(1.1)%
Income tax provision	127		5.6%	126		6.3%
Income from continuing operations	445		19.5%	493		24.6%
Less: Net income attributable to noncontrolling interests	—		—%	—		—%
Net income attributable to TD Group	$445		19.5%	$493		24.6%
Net income applicable to TD Group common stockholders	$386	(1)	16.9%	$444	(1)	22.1%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$6.62	(2)		$7.62	(2)
Weighted-average shares outstanding—basic and diluted	58.2			58.3
Other Data:
EBITDA	$1,147	(3)		$1,087	(3)
EBITDA As Defined	$1,197	(3)	52.4%	$1,061	(3)	52.9%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalents of $59 million and $49 million for the thirteen week periods ended December 27, 2025 and December 28, 2024, respectively.
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

Changes in Results of Operations
Thirteen week period ended December 27, 2025 compared with the thirteen week period ended December 28, 2024
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended December 27, 2025 and December 28, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	December 27, 2025	December 28, 2024	Change
Organic sales	$2,155	$2,006	$149	7.4%
Acquisition sales	130	—	130	6.5%
Net sales	$2,285	$2,006	$279	13.9%
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
The increase in organic sales of $149 million for the thirteen week period ended December 27, 2025 compared to the thirteen week period ended December 28, 2024 is related to increases in defense, commercial OEM and commercial aftermarket sales.
•Cost of Sales and Gross Profit. Cost of sales increased by $162 million, or 21.0%, to $933 million for the thirteen week period ended December 27, 2025 compared to $771 million for the thirteen week period ended December 28, 2024. Cost of sales and the related percentage of net sales for the thirteen week periods ended December 27, 2025 and December 28, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 27, 2025	December 28, 2024	Change	% Change
Cost of sales - excluding costs below	$890	$759	$131	17.3%
% of net sales	38.9%	37.8%
Depreciation	34	30	4	13.3%
% of net sales	1.5%	1.5%
Foreign currency losses (gains)	6	(20)	26	130.0%
% of net sales	0.3%	(1.0)%
Non-cash stock and deferred compensation expense	3	2	1	50.0%
% of net sales	0.1%	0.1%
Total cost of sales	$933	$771	$162	21.0%
% of net sales	40.8%	38.4%
Gross profit (Net sales less Total cost of sales)	$1,352	$1,235	$117	9.5%
Gross profit percentage (Gross profit / Net sales)	59.2%	61.6%
Cost of sales during the thirteen week period ended December 27, 2025 increased as a percentage of net sales. This was primarily driven by the dilutive impact of the recent acquisitions. Excluding the dilutive impact from these acquisitions, cost of sales as a percentage of net sales decreased due to the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs spread over a higher production volume.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $43 million to $254 million for the thirteen week period ended December 27, 2025. The related percentage of net sales for the thirteen week periods ended December 27, 2025 and December 28, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 27, 2025	December 28, 2024	Change	% Change
Selling and administrative expenses - excluding costs below	$225	$184	$41	22.3%
% of net sales	9.8%	9.2%
Non-cash stock and deferred compensation expense	24	23	1	4.3%
% of net sales	1.1%	1.1%
Acquisition transaction and integration-related expenses	5	4	1	25.0%
% of net sales	0.2%	0.2%
Total selling and administrative expenses	$254	$211	$43	20.4%
% of net sales	11.1%	10.5%
The increase in selling and administrative expenses, both in total and as a percentage of net sales, compared to fiscal 2025 is primarily attributable to the impact of the recent acquisitions and higher general and administrative expenses.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and collars designated and qualifying as cash flow hedges. Interest expense-net increased $97 million, or 25.7%, to $475 million for the thirteen week period ended December 27, 2025 from $378 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings and a decrease in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.3% and 6.2% for the thirteen week periods ended December 27, 2025 and December 28, 2024, respectively.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 22.2% for the thirteen week period ended December 27, 2025 compared to 20.4% for the thirteen week period ended December 28, 2024. Refer to Note 9, “Income Taxes”, in the notes to the condensed consolidated financial statements included herein for additional information.
•Earnings per Share. Basic and diluted earnings per share was $6.62 for the thirteen week period ended December 27, 2025 and $7.62 for the thirteen week period ended December 28, 2024. Net income attributable to TD Group for the thirteen week period ended December 27, 2025 of $445 million was decreased by dividend equivalent payments of $59 million, or $1.02 per share, resulting in net income applicable to TD Group common stockholders of $386 million. Net income attributable to TD Group for the thirteen week period ended December 28, 2024 of $493 million was decreased by dividend equivalent payments of $49 million, or $0.83 per share, resulting in net income applicable to TD Group common stockholders of $444 million.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended December 27, 2025 and December 28, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 27, 2025	% of Net Sales	December 28, 2024	% of Net Sales	Change	% Change
Power & Control	$1,224	53.6%	$1,027	51.2%	$197	19.2%
Airframe	1,021	44.7%	946	47.2%	75	7.9%
Non-aviation	40	1.7%	33	1.6%	7	21.2%
Net sales	$2,285	100.0%	$2,006	100.0%	$279	13.9%
Net sales for the Power & Control segment increased $197 million primarily from increases in organic sales in defense, commercial OEM and commercial aftermarket.
Net sales for the Airframe segment increased $75 million primarily from increases in organic sales in commercial OEM, commercial aftermarket and defense.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended December 27, 2025 and December 28, 2024 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	December 27, 2025	% of Segment Net Sales		December 28, 2024	% of Segment Net Sales		Change	% Change
Power & Control	$655	53.5%		$585	57.0%		$70	12.0%
Airframe	550	53.9%		516	54.5%		34	6.6%
Non-aviation	16	40.0%		12	36.4%		4	33.3%
Total segment EBITDA As Defined	1,221	53.4%		1,113	55.5%		108	9.7%
Less: Unallocated corporate EBITDA As Defined	24	1.0%	(1)	52	2.6%	(1)	(28)	(53.8)%
Total Company EBITDA As Defined	$1,197	52.4%	(1)	$1,061	52.9%	(1)	$136	12.8%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control and Airframe segments increased $70 million and $34 million, respectively, due to the increase in net sales described above, along with our application of our three core value-driven operating strategy.
Unallocated corporate EBITDA As Defined consists primarily of corporate expenses which includes compensation, benefits, professional services and other administrative costs incurred by our corporate offices. The decrease from prior year is attributable to the expiration of a deferred compensation program that was not renewed.

Liquidity and Capital Resources
We historically maintained a capital structure comprising a mix of equity and debt financing. We vary our leverage both to optimize our equity return and to pursue acquisitions. We expect to meet our current debt obligations as they come due through internally generated funds from current levels of operations and/or through refinancing in the debt markets prior to the maturity dates of our debt.
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	December 27, 2025	September 30, 2025
Selected Balance Sheet Data:
Cash and cash equivalents	$2,528	$2,808
Working capital (Total current assets less total current liabilities)	4,436	4,830
Total assets	23,757	22,909
Total debt (1)	30,046	30,015
TD Group stockholders’ deficit	(9,270)	(9,686)

(1)Includes debt issuance costs and original issue discount. Reference Note 8, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Thirteen Week Periods Ended
	December 27, 2025	December 28, 2024
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$832	$752
Investing activities	(973)	(24)
Financing activities	(141)	(4,516)
Capital expenditures	60	42
Ratio of earnings to fixed charges (1)	2.2x	2.6x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and original issue discount and the “interest component” of rental expense.
Significant Transactions of Fiscal 2026
The Company completed the acquisition of all the outstanding stock of Simmonds for approximately $757 million in cash. The acquisition was financed through existing cash on hand.
The Company completed several acquisitions consisting of substantially all of the assets and technical data rights of certain product lines or all the outstanding stock of certain businesses (collectively, referred to herein as the “Other Acquisitions”), each meeting the definition of a business, for a total aggregate purchase price of $151 million in cash. Each of the acquisitions was financed through existing cash on hand.
The Company repurchased 85,212 shares of common stock at an average price of $1,249.73 per share for a total amount of $106 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. Whether the Company undertakes additional share repurchases or other aforementioned activities will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.
Subsequent Events
On January 13, 2026, the Company entered into a definitive agreement to acquire all the outstanding stock of Jet Parts Engineering (“JPE”) and Victor Sierra Aviation Holdings (“VSA”), portfolio companies of Vance Street Capital, for approximately $2.2 billion in cash.

On December 30, 2025, the Company entered into a definitive agreement to acquire all the outstanding stock of Stellant Systems, Inc. (“Stellant”) for approximately $960 million in cash.
These acquisitions are expected to be financed using existing cash on hand and additional debt capacity available. The acquisitions are subject to regulatory approvals in the United States and customary closing conditions.
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
The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 11, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of December 27, 2025, approximately 75% of our gross debt was fixed rate.
As of December 27, 2025, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of December 27, 2025
Cash and cash equivalents	$2,528
Availability on revolving credit facility	859
Cash liquidity	$3,387
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
In connection with the continued application of our three core value-driven operating strategy, we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business acquisitions, pay dividends to our shareholders and make opportunistic investments in our own stock, subject to any restrictions in our existing Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”) and market conditions.
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
Operating Activities. The Company generated $832 million of net cash from operating activities during the thirteen week period ended December 27, 2025 compared to $752 million during the thirteen week period ended December 28, 2024.
The change in accounts receivable during the thirteen week period ended December 27, 2025 was a source of cash of $94 million compared to a source of cash of $80 million during the thirteen week period ended December 28, 2024. The increase is primarily attributable to the timing of cash receipts. The Company actively manages its accounts receivable, the related agings and collection efforts.
The change in inventories during the thirteen week period ended December 27, 2025 was a use of cash of $96 million compared to a use of cash of $72 million during the thirteen week period ended December 28, 2024. The increase is due to an increase in raw materials to support the fiscal 2026 sales demand. The Company manages inventory levels in support of customer needs.
The change in accounts payable during the thirteen week period ended December 27, 2025 was a use of cash of $25 million compared to a use of cash of $3 million during the thirteen week period ended December 28, 2024. The change is due to the timing of payments to suppliers.

Investing Activities. Net cash used in investing activities was $973 million during the thirteen week period ended December 27, 2025, consisting primarily of the acquisition of Simmonds and other acquisitions of businesses completed during the first quarter of fiscal 2026 aggregating to $907 million, capital expenditures of $60 million and other investing transactions outflows of $6 million.
Net cash used in investing activities was $24 million during the thirteen week period ended December 28, 2024, consisting of capital expenditures of $42 million and other acquisitions of businesses completed during the first quarter of fiscal 2025 aggregating to $29 million; partially offset by by other investing transactions inflows of $47 million.
Financing Activities. Net cash used in financing activities was $141 million during the thirteen week period ended December 27, 2025. The use of cash was primarily attributable to repurchases of common stock of $106 million and dividend equivalent payments of $59 million; primarily offset by proceeds from stock option exercises of $29 million.
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
TransDigm has $11,124 million in fully drawn term loans (the “Term Loans Facility”) as of December 27, 2025 and a $910 million revolving credit facility. The Term Loans Facility consists of four tranches of term loans with maturity dates ranging from March 22, 2030 to August 19, 2032, and requires quarterly aggregate principal payments of $28 million. Due to the timing of the fiscal quarter ended December 27, 2025, no principal payments were made in the first quarter of fiscal 2026.
The revolving commitments consist of two tranches which include up to $139 million of multicurrency revolving commitments. At December 27, 2025, the Company had $51 million in letters of credit outstanding and $859 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of 2.25%. The unused portion of the revolving commitments is subject to a fee of 0.50% per annum. The maturity date of the revolving credit facility is February 27, 2029.
The interest rates per annum applicable to the Term Loans Facility under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to the Term Loans Facility are not subject to a floor. Refer to Note 11, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein for information about how our interest rate swaps, caps and collar agreements are used to hedge and offset, respectively, the variable interest rate portion of our debt.
Indentures
The following table represents the senior subordinated and secured notes outstanding as of December 27, 2025:

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

(in millions)	As of December 27, 2025
Current assets	$4,496
Goodwill	8,789
Other non-current assets	4,408
Current liabilities	1,434
Non-current liabilities	30,084
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors-net	(2,328)

Thirteen Week Period Ended
(in millions)	December 27, 2025
Net sales	$1,816
Sales to subsidiaries that are non-issuers and non-guarantors	8
Cost of sales	736
Expense from subsidiaries that are non-issuers and non-guarantors-net	13
Income from operations	283
Net income attributable to TD Group	283
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
As of December 27, 2025, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.

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
On July 11, 2025 (fiscal 2025), the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $650 million to $725 million; and (ii) extend the maturity date to July 10, 2026 at an interest rate of Term SOFR plus 1.35% compared to an interest rate of Term SOFR plus 1.45% that applied prior to the amendment.
As of December 27, 2025, the Securitization Facility was fully drawn and the applicable interest rate was 5.34%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. During the thirteen week period ended December 27, 2025, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
No dividends were declared in the thirteen week period ended December 27, 2025. Dividend equivalent payments are made during the Company's first fiscal quarter each year and also upon payment of any dividends declared. Total dividend equivalent payments in the first quarter of fiscal 2026 were approximately $59 million.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of December 27, 2025, the Company had $51 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 27, 2025	December 28, 2024
Net Income	$445	$493
Adjustments:
Depreciation and amortization expense	100	90
Interest expense-net	475	378
Income tax provision	127	126
EBITDA	1,147	1,087
Adjustments:
Acquisition transaction and integration-related expenses (1)	12	13
Non-cash stock and deferred compensation expense (2)	27	25
Other, net (3)	11	(64)
EBITDA As Defined	$1,197	$1,061

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

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended
	December 27, 2025	December 28, 2024
Net cash provided by operating activities	$832	$752
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	(250)	(156)
Interest expense-net (1)	464	369
Income tax provision-current	128	128
Gain on sale of businesses, net	—	19
Non-cash stock and deferred compensation expense (2)	(27)	(25)
EBITDA	1,147	1,087
Adjustments:
Acquisition transaction and integration-related expenses (3)	12	13
Non-cash stock and deferred compensation expense (2)	27	25
Other, net (4)	11	(64)
EBITDA As Defined	$1,197	$1,061

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and discount on debt.

(2)	Represents the compensation expense recognized under our stock option plans and deferred compensation plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Annual Report on Form 10-K (for the fiscal year ended September 30, 2025, filed on November 12, 2025). These market risks have not materially changed for the first quarter of fiscal year 2026.
ITEM 4. CONTROLS AND PROCEDURES
As of December 27, 2025, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
During the fiscal quarter ended December 27, 2025, the Company completed the acquisition of Simmonds. The Company is currently integrating the acquisition into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisition from management's evaluation of internal controls over financial reporting as of December 27, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 27, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Information with respect to our legal proceedings is contained in Note 13, “Commitments and Contingencies,” in Part IV, Item 15. Exhibits and Financial Statement Schedules, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed on November 12, 2025. There have been no material changes to this information.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed on November 12, 2025. There have been no material changes to the risk factors described in the Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
The following table presents information about repurchases of TransDigm Group Inc. common stock made by the Company during the first quarter of fiscal year 2026 (in millions, except shares and average price per share data):

			Total Number of Shares	Dollar Value of Shares
	Total Number	Average Price	Repurchased as Part	That May Yet Be
	of Shares	Paid	of Publicly Announced	Purchased Under the
Period	Repurchased	Per Share	Plans or Programs	Plans or Programs (1)
October 1, 2025 - October 25, 2025	79,959	$1,249.90	79,959	$5,688
October 26, 2025 - November 22, 2025	—	—	—	5,688
November 23, 2025 - December 27, 2025	5,253	1,247.05	5,253	5,681
Total	85,212	$1,249.73	85,212

(1)
On January 27, 2022, our Board of Directors authorized a new stock repurchase program permitting repurchases of our outstanding shares not to exceed $2.2 billion in the aggregate, subject to any restrictions specified in the Credit Agreement and indentures governing the existing Subordinated and Secured Notes (referred to herein as the “existing stock repurchase program”), replacing the $650 million stock repurchase program. In November 2025, the Board of Directors authorized an additional $5.0 billion in share repurchases of common stock permissible under the Company’s existing stock repurchase program. There is no expiration date for the existing stock repurchase program.

ITEM 5. OTHER INFORMATION
On November 19, 2025, W. Nicholas Howley, the Company's Chairman of the Board of Directors, entered into a new “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) for the sale of 192,544 shares of common stock issuable upon the exercise of vested options intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which Rule 10b5-1 trading arrangement begins on February 18, 2026 and terminates no later than August 31, 2027.

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Michael Lisman	President and Chief Executive Officer (Principal Executive Officer)	February 3, 2026
Michael Lisman

/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	February 3, 2026
Sarah Wynne