Form 10-Q
period 2026-03-28
TransDigm Group INC
filed 2026-05-05
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2026

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 55,933,583 as of April 30, 2026.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	March 28, 2026	September 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,884	$2,808
Trade accounts receivable—Net	1,720	1,617
Inventories—Net	2,400	2,095
Prepaid expenses and other	575	492
Total current assets	8,579	7,012
PROPERTY, PLANT AND EQUIPMENT—NET	1,678	1,579
GOODWILL	11,038	10,612
OTHER INTANGIBLE ASSETS—NET	3,844	3,454
OTHER NON-CURRENT ASSETS	303	252
TOTAL ASSETS	$25,442	$22,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$129	$124
Short-term borrowings—trade receivable securitization facility	724	724
Accounts payable	425	368
Accrued and other current liabilities	1,162	966
Total current liabilities	2,440	2,182
LONG-TERM DEBT	31,150	29,167
DEFERRED INCOME TAXES	715	759
OTHER NON-CURRENT LIABILITIES	531	480
Total liabilities	34,836	32,588
TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 62,749,795 and 62,465,317 at March 28, 2026 and September 30, 2025, respectively	1	1
Additional paid-in capital	3,296	3,135
Accumulated deficit	(9,639)	(10,606)
Accumulated other comprehensive loss	(20)	(10)
Treasury stock, at cost; 6,776,957 and 6,089,675 shares at March 28, 2026 and September 30, 2025, respectively	(3,040)	(2,206)
Total TD Group stockholders’ deficit	(9,402)	(9,686)
NONCONTROLLING INTERESTS	8	7
Total stockholders’ deficit	(9,394)	(9,679)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,442	$22,909
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
NET SALES	$2,544	$2,150	$4,828	$4,156
COST OF SALES	1,033	876	1,965	1,647
GROSS PROFIT	1,511	1,274	2,863	2,509
SELLING AND ADMINISTRATIVE EXPENSES	273	236	527	447
AMORTIZATION OF INTANGIBLE ASSETS	60	47	116	97
INCOME FROM OPERATIONS	1,178	991	2,220	1,965
INTEREST EXPENSE—NET	484	378	959	756
OTHER INCOME	(6)	(9)	(11)	(32)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	700	622	1,272	1,241
INCOME TAX PROVISION	164	143	291	269
NET INCOME	536	479	981	972
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)	—
NET INCOME ATTRIBUTABLE TO TD GROUP	$535	$479	$980	$972
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$535	$479	$921	$923
Earnings per share attributable to TD Group common stockholders:
Earnings per share	$9.20	$8.24	$15.82	$15.86
Weighted-average shares outstanding:
Basic and diluted	58.2	58.1	58.2	58.2
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income	$536	$479	$981	$972
Less: Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to TD Group	$535	$479	$980	$972
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(58)	100	(32)	(127)
Unrealized gains (losses) on derivatives	16	(24)	22	(2)
Pension and post-retirement benefit plans adjustment	—	—	—	—
Other comprehensive (loss) income, net of tax, attributable to TD Group	(42)	76	(10)	(129)
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$493	$555	$970	$843
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

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

	TD Group Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
	Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2025	62,465,317	$1	$3,135	$(10,606)	$(10)	(6,089,675)	$(2,206)	$7	$(9,679)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	24	—	—	—	—	—	24
Stock-based compensation activity	107,798	—	28	—	—	—	—	—	28
Stock repurchases under repurchase program	—	—	—	—	—	(85,212)	(106)	—	(106)
Net income attributable to TD Group	—	—	—	445	—	—	—	—	445
Foreign currency translation adjustment, net of tax	—	—	—	—	26	—	—	—	26
Unrealized gain on derivatives, net of tax	—	—	—	—	6	—	—	—	6
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—December 27, 2025	62,573,115	$1	$3,187	$(10,168)	$22	(6,174,887)	$(2,312)	$7	$(9,263)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	(6)	—	—	—	—	(6)
Compensation expense recognized for employee stock options	—	—	43	—	—	—	—	—	43
Stock-based compensation activity	176,680	—	66	—	—	—	—	—	66
Stock repurchases under repurchase program	—	—	—	—	—	(602,070)	(728)	—	(728)
Net income attributable to TD Group	—	—	—	535	—	—	—	—	535
Foreign currency translation adjustment, net of tax	—	—	—	—	(58)	—	—	—	(58)
Unrealized gain on derivatives, net of tax	—	—	—	—	16	—	—	—	16
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—
BALANCE—March 28, 2026	62,749,795	$1	$3,296	$(9,639)	$(20)	(6,776,957)	$(3,040)	$8	$(9,394)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Twenty-Six Week Periods Ended
	March 28, 2026	March 29, 2025
OPERATING ACTIVITIES:
Net income	$981	$972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88	81
Amortization of intangible assets and product certification costs	117	98
Amortization of debt issuance costs and original issue discount	23	19
Gain on sale of businesses, net	—	(19)
Non-cash stock and deferred compensation expense	53	73
Deferred income taxes	(1)	(2)
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(65)	(66)
Inventories	(145)	(116)
Income taxes receivable	(29)	(107)
Other assets	(53)	12
Accounts payable	15	(2)
Accrued interest	76	127
Accrued and other liabilities	(93)	(170)
Net cash provided by operating activities	967	900
INVESTING ACTIVITIES:
Capital expenditures	(131)	(98)
Acquisition of businesses, net of cash acquired	(1,000)	(140)
Other investing transactions, net	(6)	47
Net cash used in investing activities	(1,137)	(191)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	83	89
Dividends and dividend equivalent payments	(59)	(4,396)
Repurchases of common stock	(721)	(369)
Proceeds from issuance of senior subordinated notes, net	1,189	—
Proceeds from term loans, net	791	—
Proceeds from trade receivable securitization facility, net	—	163
Repayment on term loans	(28)	(22)
Financing costs and other, net	(6)	(5)
Net cash provided by (used in) financing activities	1,249	(4,540)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3)	(4)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,076	(3,835)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,808	6,261
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,884	$2,426
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$843	$597
Cash paid during the period for income taxes, net of refunds	$317	$372
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TWENTY-SIX WEEK PERIODS ENDED MARCH 28, 2026 AND MARCH 29, 2025
(UNAUDITED)

1.    BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the terms “the Company,” “TD Group,” “TransDigm,” “we,” “us,” “our,” and similar references refer to TransDigm Group Incorporated and its subsidiaries.
Principles of Consolidation
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2025 included in TD Group’s Annual Report on Form 10-K filed on November 12, 2025. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2025 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the twenty-six week period ended March 28, 2026 are not necessarily indicative of the results to be expected for the full year.
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

2.    ACQUISITIONS
Jet Parts Engineering and Victor Sierra Aviation Holdings – On April 7, 2026, the Company completed the acquisition of Jet Parts Engineering (“JPE”) and Victor Sierra Aviation Holdings (“VSA”) for approximately $2.2 billion in cash. The definitive agreement to acquire JPE and VSA from Vance Street Capital was entered into on January 13, 2026. The acquisition was financed using cash on hand and the net proceeds from the debt offerings completed in February 2026 (refer to Note 8, “Debt,” for further information on these debt offerings).
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
The acquisition of JPE and VSA will be accounted for using the acquisition method of accounting. Due to the timing of the closing date, the Company is unable to provide the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.
Stellant Systems, Inc. – On December 30, 2025, the Company entered into a definitive agreement to acquire all the outstanding stock of Stellant Systems, Inc. (“Stellant”), a portfolio company of Arlington Capital Partners, for approximately $960 million in cash. The acquisition is expected to be financed using cash on hand and the net proceeds from the debt offerings completed in April 2026 (refer to Note 8, “Debt,” for further information on these debt offerings).
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
Simmonds Precision Products, Inc. – On October 6, 2025, the Company completed the acquisition of all the outstanding stock of the Simmonds Precision Products, Inc. Business (“Simmonds”) of Goodrich Corporation from RTX Corporation for approximately $757 million in cash. The acquisition was financed using cash on hand. Simmonds, headquartered in Vergennes, Vermont, is a leading global designer and manufacturer of fuel & proximity sensing and structural health monitoring solutions for the aerospace and defense end markets. Simmonds' products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Simmonds are included within TransDigm's Power & Control segment.
Based on the fair value of the assets acquired and liabilities assumed, all of the $312 million of goodwill and $425 million of other intangible assets recognized for the acquisition as of March 28, 2026 is expected to be deductible for tax purposes over 15 years. As of March 28, 2026, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the measurement period.
Servotronics, Inc. – On June 2, 2025, the Company launched a tender offer to acquire all the issued and outstanding stock of Servotronics, Inc. (“Servotronics”), at a price of $47.00 per share in cash. On July 1, 2025, the tender offer expired, resulting in all issued and outstanding stock of Servotronics being canceled and Servotronics becoming a wholly owned subsidiary of the Company. The total purchase price was approximately $133 million in cash, which was financed through cash on hand. Servotronics, headquartered in Elma, New York, is a leading global designer and manufacturer of servo controls and other advanced technology components for aerospace and defense applications. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Servotronics are included within TransDigm's Power & Control segment.

Based on the fair value of the assets acquired and liabilities assumed, $76 million of goodwill and $46 million of other intangible assets was recognized for the acquisition as of March 28, 2026, none of which is expected to be deductible for tax purposes. As of March 28, 2026, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the measurement period.
Other Acquisitions – For the twenty-six week period ended March 28, 2026, the Company completed several acquisitions consisting of substantially all of the assets and technical data rights of certain product lines or all the outstanding stock of certain businesses (collectively, referred to herein as the “Other Acquisitions”), each meeting the definition of a business, for a total aggregate purchase price of $243 million in cash. Each of the acquisitions was financed using cash on hand. These acquisitions represent bolt-ons to existing TransDigm operating units. Of the $113 million of goodwill recognized as of March 28, 2026 for the acquisitions, $75 million is expected to be deductible for tax purposes over 15 years. Of the $88 million of other intangible assets recognized for the acquisitions as of March 28, 2026, $65 million is expected to be deductible for tax purposes over 15 years. As of March 28, 2026, the measurement period (not to exceed one year) is open for the fiscal 2026 Other Acquisitions; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the respective measurement period.
For the fiscal year ended September 30, 2025, the Company completed a number of Other Acquisitions, each meeting the definition of a business, for a total aggregate purchase price of $284 million in cash. Each of the acquisitions was financed using cash on hand. These acquisitions represent bolt-ons to existing TransDigm operating units. The Company expects that all of the approximately $147 million of goodwill and $90 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years. As of March 28, 2026, the measurement period (not to exceed one year) is open for certain fiscal 2025 Other Acquisitions; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the respective measurement period.
* * * * *
Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the twenty-six week periods ended March 28, 2026 or March 29, 2025 are not material.
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

	March 28, 2026	September 30, 2025
Contract assets, current (1)	$311	$280
Contract assets, non-current (2)	111	94
Total contract assets	422	374
Contract liabilities, current (3)	145	143
Contract liabilities, non-current (4)	6	7
Total contract liabilities	151	150
Net contract assets	$271	$224

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
For the twenty-six week period ended March 28, 2026, the revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was approximately $87 million.
Refer to Note 12, “Segments,” for disclosures related to the disaggregation of revenue.

4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Numerator for earnings per share:
Net income	$536	$479	$981	$972
Less: Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to TD Group	535	479	980	972
Less: Dividends paid on participating securities	—	—	(59)	(49)
Net income applicable to TD Group common stockholders—basic and diluted	$535	$479	$921	$923
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	56.4	56.1	56.4	56.2
Vested options deemed participating securities	1.8	2.0	1.8	2.0
Total shares for basic and diluted earnings per share	58.2	58.1	58.2	58.2
Earnings per share—basic and diluted (1)	$9.20	$8.24	$15.82	$15.86

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
During the second quarter of fiscal 2026, the Company repurchased 602,070 shares of common stock at an average price of $1,200.58 per share for a total amount of $723 million. For the twenty-six week period ended March 28, 2026, the Company repurchased 687,282 shares of common stock at an average price of $1,206.68 per share for a total amount of $829 million, of which $108 million is accrued within accrued and other current liabilities as of March 28, 2026. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit. As of March 28, 2026, $4,958 million remains available for repurchase under the existing stock repurchase program.
Subsequent Event – April Share Repurchase Activity – In April 2026, the Company repurchased 66,537 shares of common stock at an average price of $1,138.88 per share for a total amount of $76 million.
6.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first–in, first–out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	March 28, 2026	September 30, 2025
Raw materials and purchased component parts	$1,466	$1,295
Work-in-progress	681	543
Finished goods	253	257
Inventories—Net	$2,400	$2,095

7.    GOODWILL AND INTANGIBLE ASSETS
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2025 through March 28, 2026 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2025	$5,273	$5,260	$79	$10,612
Goodwill acquired during the period	365	60	—	425
Purchase price allocation adjustments	21	—	—	21
Currency translation adjustments and other	(15)	(5)	—	(20)
Balance at March 28, 2026	$5,644	$5,315	$79	$11,038
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	March 28, 2026			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,213	$—	$1,213	$1,162	$—	$1,162
Technology	2,894	1,196	1,698	2,647	1,137	1,510
Order backlog	70	43	27	59	28	31
Customer relationships	1,156	255	901	971	225	746
Other	12	7	5	12	7	5
Total	$5,345	$1,501	$3,844	$4,851	$1,397	$3,454
The estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the twenty-six week period ended March 28, 2026 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Trademarks and trade names	$53

Intangible assets subject to amortization:
Technology & Other	261	10 to 20 years
Order backlog	13	1 to 3 years
Customer relationships	186	10 to 20 years
	460

Total	$513
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have assessed the changes in events and circumstances through the second quarter of fiscal 2026 and concluded that no triggering events occurred that required an interim test.

8.    DEBT
The Company’s debt consists of the following (in millions):

	March 28, 2026
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$725	$(1)	$—	$724
Term loans	$11,896	$(48)	$(32)	$11,816
6.750% secured notes due 2028 (“2028 Secured Notes”)	2,100	(9)	(5)	2,086
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(4)	—	1,196
6.375% secured notes due 2029 (“2029 Secured Notes”)	2,750	(15)	(1)	2,734
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(3)	—	747
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(9)	—	1,441
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(7)	(5)	988
6.625% secured notes due 2032 (“2032 Secured Notes”)	2,200	(16)	—	2,184
6.000% secured notes due 2033 (“2033 Secured Notes”)	1,500	(11)	—	1,489
6.375% senior subordinated notes due 2033 (“6.375% 2033 Notes”)	2,650	(13)	(18)	2,619
6.250% secured notes due 2034 (“2034 Secured Notes”)	500	(4)	—	496
6.750% senior subordinated notes due 2034 (“6.750% 2034 Notes”)	2,000	(17)	—	1,983
6.125% senior subordinated notes due 2034 (“Initial 6.125% 2034 Notes”)	1,200	(11)	—	1,189
Government refundable advances	8	—	—	8
Finance lease obligations	303	—	—	303
	31,507	(167)	(61)	31,279
Less: current portion	130	(1)	—	129
Long-term debt	$31,377	$(166)	$(61)	$31,150
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $284 million and $208 million as of March 28, 2026 and September 30, 2025, respectively.

Issuance of Initial 6.125% 2034 Notes – On February 13, 2026, the Company entered into a purchase agreement in connection with a private offering of $1,200 million in aggregate principal amount consisting of the Initial 6.125% 2034 Notes at an issue price of 100% of the principal amount. The Initial 6.125% 2034 Notes were issued pursuant to an indenture, dated as of February 13, 2026, amongst TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The Initial 6.125% 2034 Notes bear interest at the rate of 6.125% per annum, which accrues from February 13, 2026 and is payable in arrears on January 31 and July 31 of each year, commencing on July 31, 2026. The Initial 6.125% 2034 Notes mature on July 31, 2034, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture.
The Company capitalized approximately $11 million in debt issuance costs associated with the Initial 6.125% 2034 Notes during the twenty-six week period ended March 28, 2026.
Subsequent Event – Issuance of $500 Million of Senior Subordinated Notes due 2034 – On April 17, 2026, the Company entered into a purchase agreement in connection with a private offering of $500 million in aggregate principal amount consisting of the 6.125% 2034 Notes (the “New 6.125% 2034 Notes”) at an issue price of 100.375%, or a premium of approximately $2 million, of the principal amount. The New 6.125% 2034 Notes were issued pursuant to a supplemental indenture, dated as of April 17, 2026, which is substantially the same as the terms and conditions that apply to the Initial 6.125% 2034 Notes indenture dated as of February 13, 2026.
Amendment No. 20 and Incremental Term Loan Assumption Agreement – On February 13, 2026, the Company entered into Amendment No. 20 and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 20”), pursuant to which the Company, among other things, incurred $800 million in Tranche N term loans (the “Initial Tranche N term loans”). Original issue discount of 0.125%, or $1 million, was paid to the lenders of the Initial Tranche N term loans. The other terms and conditions that apply to the Initial Tranche N term loans are substantially the same as the terms and conditions that apply to the other term loans existing under the Term Loans Facility. The Initial Tranche N term loans were fully drawn on February 13, 2026.

The Company capitalized approximately $8 million in debt issuance costs associated with Amendment No. 20 during the twenty-six week period ended March 28, 2026.
Subsequent Event – Amendment No. 21 and Incremental Term Loan Assumption Agreement – On April 17, 2026, the Company entered into Amendment No. 21 and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 21”), pursuant to which the Company, among other things, incurred $1,000 million in new Tranche N term loans (the “New Tranche N term loans”). Original issue discount of 0.125%, or approximately $1 million, was paid to the lenders of the New Tranche N term loans. The other terms and conditions that apply to the New Tranche N term loans are substantially the same as the terms and conditions that apply to the other term loans existing under the Term Loans Facility.
Principal payments for the Initial and New Tranche N term loans commence on June 30, 2026, in which approximately $4.5 million is to be paid on a quarterly basis up to the February 13, 2033 maturity date. The Initial and New Tranche N term loans bear interest at the rate of Term SOFR plus 2.50% per annum, which accrued from February 13, 2026, and is payable in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2026.
Use of Proceeds
The Company used the net proceeds from the February 13, 2026 issuances of the Initial 6.125% 2034 Notes and the Initial Tranche N terms loans, along with cash on hand, to fund the purchase price of the acquisition of JPE and VSA and for related transaction fees and expenses.
The Company intends to use the net proceeds from the April 17, 2026 issuances of the New 6.125% 2034 Notes and the New Tranche N terms loans, along with cash on hand, to fund the purchase price of the expected acquisition of Stellant and for general corporate purposes, including replenishment on our balance sheet of a portion of the cash used to fund the common stock repurchases (refer to Note 5, “Stock Repurchase Program”) and for related transaction fees and expenses.
9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended March 28, 2026 and March 29, 2025, the effective income tax rate was 23.4% and 23.0%, respectively. During the twenty-six week periods ended March 28, 2026 and March 29, 2025, the effective income tax rate was 22.9% and 21.7%, respectively. The Company’s higher effective income tax rate for the thirteen and twenty-six week periods ended March 28, 2026, was primarily due to a less significant benefit associated with share-based payments when compared to the same period in fiscal 2025. The Company's effective income tax rate for the thirteen and twenty-six week periods ended March 28, 2026 was higher than the federal statutory rate of 21% primarily due to an increase in the valuation allowance applicable to the Company’s net interest deduction limitation, a higher effective tax rate on non-U.S. earnings, partially offset by the discrete impact of excess tax benefits associated with share-based payments.
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
Unrecognized tax benefits at March 28, 2026 and September 30, 2025 were not material.
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (the “Act”) was signed into law. It contains a broad range of tax reform provisions affecting businesses. The majority of these provisions will impact us starting in fiscal year 2027. We continue to evaluate the future effects of the Act on our effective tax rate and cash tax position. The impact of the legislation on our operating results for the thirteen and twenty-six week periods ended March 28, 2026 was not material.

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
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		March 28, 2026		September 30, 2025
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$3,884	$3,884	$2,808	$2,808
Interest rate swap agreements (1)	2	4	4	3	3
Interest rate collar agreements (1)	2	3	3	4	4
Interest rate swap agreements (2)	2	19	19	5	5
Interest rate collar agreements (2)	2	10	10	3	3
Liabilities:
Foreign currency forward exchange contracts (3)	2	2	2	2	2
Interest rate collar agreements (4)	2	—	—	3	3
Short-term borrowings - trade receivable securitization facility (5)	2	724	724	724	724
Long-term debt, including current portion:
Term loans (5)	2	11,816	11,909	11,048	11,120
2028 Secured Notes (5)	1	2,086	2,126	2,083	2,139
4.625% 2029 Notes (5)	1	1,196	1,176	1,195	1,175
2029 Secured Notes (5)	1	2,734	2,784	2,732	2,812
4.875% 2029 Notes (5)	1	747	735	747	739
2030 Secured Notes (5)	1	1,441	1,484	1,440	1,501
2031 Secured Notes (5)	1	988	1,030	986	1,041
2032 Secured Notes (5)	1	2,184	2,244	2,183	2,263
2033 Secured Notes (5)	1	1,489	1,496	1,488	1,517
6.375% 2033 Notes (5)	1	2,619	2,640	2,616	2,686
2034 Secured Notes (5)	1	496	504	495	514
6.750% 2034 Notes (5)	1	1,983	2,028	1,982	2,068
Initial 6.125% 2034 Notes (5)	1	1,189	1,158	—	—
Government refundable advances	2	8	8	12	12
Finance lease obligations	2	303	303	284	284

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
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at March 28, 2026 and September 30, 2025.
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
During the fourth quarter of fiscal 2025, we entered into forward starting interest rate collar agreements and interest rate swap agreements. The interest rate collar agreements, aggregating to a notional amount of $2,750 million, establish a range where we will pay the counterparties if the elected tenor's Term SOFR rate falls below the established floor rate, and the counterparties will pay us if the elected tenor's Term SOFR rate exceeds the ceiling rate as summarized in the table below. The collar will settle quarterly from the effective date through the maturity date. No payments or receipts will be exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates. The interest rate swap agreements hedge the variable interest rates on the Company's floating rate debt exposures for a fixed rate based on an aggregate notional amount of $2,750 million. The swap will settle quarterly from the effective date through the maturity date. The Company does not have any interest rate cap agreements as of March 28, 2026.

The tables below summarize the key terms of the swaps and collars as of March 28, 2026 (aggregated by effective date).
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

	March 28, 2026		September 30, 2025
	Asset	Liability	Asset	Liability
Interest rate collar agreements	$13	$—	$7	$3
Interest rate swap agreements	23	—	8	—
Net derivatives as classified in the condensed consolidated balance sheets (1)	$36	$—	$15	$3

(1)Refer to Note 10, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of the Company's interest rate swap and collar agreements.
Based on the fair value amounts determined as of March 28, 2026, the estimated net amount of existing losses (gains) and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately $3 million.

Subsequent Event – New Interest Rate Collars – In April 2026, the Company entered into new interest rate collar agreements aggregating to a notional amount of $800 million with an effective date of June 30, 2026 and maturity date of September 30, 2030. The rate floor is 2.50% and cap is 4.50%. The terms are similar to the Company's existing interest rate collar agreements.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At March 28, 2026, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $61 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at March 28, 2026 is six months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders' deficit are reclassified into net sales when the hedged transaction settles. As of March 28, 2026, the Company expects to record a net loss of approximately $2 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months.
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

The following table sets forth, for the periods indicated, certain financial information by reportable segment, which includes a reconciliation of EBITDA As Defined to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Period Ended March 28, 2026
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$278	$325		$603
Commercial and non-aerospace aftermarket	431	408		839
Defense	657	400		1,057
Non-aviation	—	—	45	45
Net sales	1,366	1,133	45	2,544
Less:
Other segment expenses (1)	632	520	26
Total segment EBITDA As Defined	734	613	19	1,366
Less: Unallocated corporate EBITDA As Defined				29
Depreciation and amortization expense				105
Interest expense-net				484
Acquisition transaction and integration-related expenses				19
Non-cash stock and deferred compensation expense				26
Other, net				3
Income from continuing operations before income taxes				$700

(1)Primarily represents cost of sales, selling expenses, general and administrative expenses, research and development, and miscellaneous income or expense. Excludes depreciation and amortization; non-cash stock and deferred compensation expense; foreign currency transaction gains or losses and acquisition transaction and integration-related expenses.

	Twenty-Six Week Period Ended March 28, 2026
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$524	$613		$1,137
Commercial and non-aerospace aftermarket	802	769		1,571
Defense	1,264	771		2,035
Non-aviation	—	—	85	85
Net sales	2,590	2,153	85	4,828
Less:
Other segment expenses (1)	1,201	990	50
Total segment EBITDA As Defined	1,389	1,163	35	2,587
Less: Unallocated corporate EBITDA As Defined				53
Depreciation and amortization expense				205
Interest expense-net				959
Acquisition transaction and integration-related expenses				31
Non-cash stock and deferred compensation expense				53
Other, net				14
Income from continuing operations before income taxes				$1,272

(1)Primarily represents cost of sales, selling expenses, general and administrative expenses, research and development, and miscellaneous income or expense. Excludes depreciation and amortization; non-cash stock and deferred compensation expense; foreign currency transaction gains or losses; acquisition transaction and integration-related expenses and payroll withholding taxes related to dividend equivalent payments.

	Thirteen Week Period Ended March 29, 2025
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$232	$305		$537
Commercial and non-aerospace aftermarket	343	356		699
Defense	533	341		874
Non-aviation	—	—	40	40
Net sales	1,108	1,002	40	$2,150
Less:
Other segment expenses (1)	472	473	24
Total segment EBITDA As Defined	636	529	16	1,181
Less: Unallocated corporate EBITDA As Defined				19
Depreciation and amortization expense				89
Interest expense-net				378
Acquisition transaction and integration-related expenses				9
Non-cash stock and deferred compensation expense				48
Other, net				16
Income from continuing operations before income taxes				$622

(1)Primarily represents cost of sales, selling expenses, general and administrative expenses, research and development, and miscellaneous income or expense. Excludes depreciation and amortization; non-cash stock and deferred compensation expense; foreign currency transaction gains or losses and acquisition transaction and integration-related expenses.

	Twenty-Six Week Period Ended March 29, 2025
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$426	$583		$1,009
Commercial and non-aerospace aftermarket	681	690		1,371
Defense	1,027	676		1,703
Non-aviation	—	—	73	73
Net sales	2,134	1,949	73	$4,156
Less:
Other segment expenses (1)	912	904	45
Total segment EBITDA As Defined	1,222	1,045	28	2,295
Less: Unallocated corporate EBITDA As Defined				71
Depreciation and amortization expense				179
Interest expense-net				756
Acquisition transaction and integration-related expenses				22
Non-cash stock and deferred compensation expense				73
Other, net				(47)
Income from continuing operations before income taxes				$1,241

(1)Primarily represents cost of sales, selling expenses, general and administrative expenses, research and development, and miscellaneous income or expense. Excludes depreciation and amortization; non-cash stock and deferred compensation expense; foreign currency transaction gains or losses; acquisition transaction and integration-related expenses and payroll withholding taxes related to dividend equivalent payments.

The following table presents capital expenditures and depreciation and amortization by segment (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Capital expenditures
Power & Control	$36	$29	$66	$49
Airframe	35	25	59	46
Non-aviation	—	2	6	3
	$71	$56	$131	$98

Depreciation and amortization
Power & Control	56	43	109	86
Airframe	47	44	93	90
Non-aviation	2	2	3	3
	$105	$89	$205	$179
The following table presents total assets by segment (in millions):

	March 28, 2026	September 30, 2025
Total assets
Power & Control	$11,171	$9,859
Airframe	10,434	10,267
Non-aviation	205	202
Corporate (1)	3,632	2,581
	$25,442	$22,909

(1)Corporate consists of our corporate offices and does not constitute an operating segment. These amounts are included to reconcile to total consolidated assets.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the total changes by component in accumulated other comprehensive loss (“AOCL”), net of taxes, for the twenty-six week periods ended March 28, 2026 and March 29, 2025 (in millions):

	Unrealized gains (losses) on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2025	$(4)	$(2)	$(4)	$(10)
Net current-period other comprehensive income (loss) (4)	22	—	(32)	(10)
Balance at March 28, 2026	$18	$(2)	$(36)	$(20)

Balance at September 30, 2024	$19	$1	$(62)	$(42)
Net current-period other comprehensive loss (4)	(2)	—	(127)	(129)
Balance at March 29, 2025	$17	$1	$(189)	$(171)

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of tax (expense) benefit, of $5 million and $8 million for the thirteen week periods ended March 28, 2026 and March 29, 2025, respectively, and $7 million and $1 million for the twenty-six week periods ended March 28, 2026 and March 29, 2025, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity for the defined pension plans and postretirement benefit plans for the thirteen and twenty-six week periods ended March 28, 2026 and March 29, 2025.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
(4)Presented net of reclassifications out of AOCL into earnings, specifically net sales and interest expense-net, for realized (losses) gains on derivatives designated and qualifying as cash flow hedges of $7 million (net of taxes of $2 million) and $(1) million (net of taxes of less than $(1) million), respectively, for the twenty-six week period ended March 28, 2026 and $(1) million (net of taxes of less than $(1) million) and $18 million (net of taxes of $6 million), respectively, for the twenty-six week period ended March 29, 2025.

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

For the second quarter of fiscal 2026, we generated net sales of $2,544 million and net income attributable to TD Group of $535 million. EBITDA As Defined was $1,337 million, or 52.6% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
For the first half of fiscal 2026, demand for air travel remained strong both domestically and internationally. Commercial aftermarket sales increased in the first half of fiscal 2026 compared to fiscal 2025 primarily due to the overall demand for air travel - both domestic and international. Passenger load factors remain strong.
Our commercial transport original equipment manufacturer (“OEM”) shipments and revenues generally run ahead of aircraft delivery schedules. Consistent with prior years, our first half of fiscal 2026 shipments were a function of, among other things, the estimated 2025 and 2026 commercial aircraft production rates for Boeing and Airbus. Airline demand for new aircraft remains high and the OEMs continue to increase aircraft production. Commercial OEM sales increased in the first half of fiscal 2026 compared to fiscal 2025 partially due to the prior year Boeing union strike adversely impacting fiscal 2025 OEM sales, as well as overall increases beginning in the latter half of fiscal 2025 and thus far in fiscal 2026 in aircraft production and deliveries by the OEMs.
Our defense business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of War (“DOW”) procurement policy and the extent of global conflicts. Likewise, delays in government spending outlays and government funding reprioritization can impact demand. For a variety of reasons, the military spending outlook is very uncertain, though recent DOW budgets have trended upwards due to recent geopolitical challenge and conflicts, and current military modernization efforts. Defense sales increased in the first half of fiscal 2026 compared to fiscal 2025 primarily due to continued growth in defense spending in both domestic and international markets.
The ongoing conflict in the Middle East could lead to significant disruption of global energy supplies and increases in global energy prices, adversely affect global supply chains, heighten inflationary pressures and adversely affect commercial air travel. To date, we have not seen a significant change in commercial aftermarket ordering activity relative to levels prior to the start of the conflict. We are continuing to monitor the evolving macroeconomic environment, however at this time we do not expect these factors to result in a material adverse effect on our business, financial condition and results of operations.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	March 28, 2026		% of Net Sales	March 29, 2025		% of Net Sales
Net sales	$2,544		100.0%	$2,150		100.0%
Cost of sales	1,033		40.6%	876		40.7%
Selling and administrative expenses	273		10.7%	236		11.0%
Amortization of intangible assets	60		2.4%	47		2.2%
Income from operations	1,178		46.3%	991		46.1%
Interest expense-net	484		19.0%	378		17.6%
Other income	(6)		(0.2)%	(9)		(0.4)%
Income tax provision	164		6.4%	143		6.7%
Income from continuing operations	536		21.1%	479		22.3%
Less: Net income attributable to noncontrolling interests	(1)		—%	—		—%
Net income attributable to TD Group	$535		21.0%	$479		22.3%
Net income applicable to TD Group common stockholders	$535	(1)	21.0%	$479	(1)	22.3%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$9.20	(2)		$8.24	(2)
Weighted-average shares outstanding—basic and diluted	58.2			58.1
Other Data:
EBITDA	$1,289	(3)		$1,089	(3)
EBITDA As Defined	$1,337	(3)	52.6%	$1,162	(3)	54.0%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalents. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended March 28, 2026 and March 29, 2025.
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

	Twenty-Six Week Periods Ended
	March 28, 2026		% of Net Sales	March 29, 2025		% of Net Sales
Net sales	$4,828		100.0%	$4,156		100.0%
Cost of sales	1,965		40.7%	1,647		39.6%
Selling and administrative expenses	527		10.9%	447		10.8%
Amortization of intangible assets	116		2.4%	97		2.3%
Income from operations	2,220		46.0%	1,965		47.3%
Interest expense-net	959		19.9%	756		18.2%
Other income	(11)		(0.2)%	(32)		(0.8)%
Income tax provision	291		6.0%	269		6.5%
Income from continuing operations	981		20.3%	972		23.4%
Less: Net income attributable to noncontrolling interests	(1)		—%	—		—%
Net income attributable to TD Group	$980		20.3%	$972		23.4%
Net income applicable to TD Group common stockholders	$921	(1)	19.1%	$923	(1)	22.2%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$15.82	(2)		$15.86	(2)
Weighted-average shares outstanding—basic and diluted	58.2			58.2
Other Data:
EBITDA	$2,436	(3)		$2,176	(3)
EBITDA As Defined	$2,534	(3)	52.5%	$2,224	(3)	53.5%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $59 million and $49 million for the twenty-six week periods ended March 28, 2026 and March 29, 2025, respectively.
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

Changes in Results of Operations
Thirteen week period ended March 28, 2026 compared with the thirteen week period ended March 29, 2025
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended March 28, 2026 and March 29, 2025 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	March 28, 2026	March 29, 2025	Change
Organic sales	$2,388	$2,150	$238	11.0%
Acquisition sales	156	—	156	7.3%
Net sales	$2,544	$2,150	$394	18.3%
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
The increase in organic sales of $238 million for the thirteen week period ended March 28, 2026 compared to the thirteen week period ended March 29, 2025 is related to increases in defense, commercial aftermarket and commercial OEM sales.
•Cost of Sales and Gross Profit. Cost of sales increased by $157 million, or 17.9%, to $1,033 million for the thirteen week period ended March 28, 2026 compared to $876 million for the thirteen week period ended March 29, 2025. Cost of sales and the related percentage of net sales for the thirteen week periods ended March 28, 2026 and March 29, 2025 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2026	March 29, 2025	Change	% Change
Cost of sales - excluding costs below	$999	$830	$169	20.4%
% of net sales	39.3%	38.6%
Depreciation	35	31	4	12.9%
% of net sales	1.4%	1.4%
Non-cash stock and deferred compensation expense	2	5	(3)	60.0%
% of net sales	0.1%	0.2%
Foreign currency (gains) losses	(3)	10	(13)	(130.0)%
% of net sales	(0.1)%	0.5%
Total cost of sales	$1,033	$876	$157	17.9%
% of net sales	40.6%	40.7%
Gross profit (Net sales less Total cost of sales)	$1,511	$1,274	$237	18.6%
Gross profit percentage (Gross profit / Net sales)	59.4%	59.3%
Cost of sales during the thirteen week period ended March 28, 2026 decreased as a percentage of net sales. This was primarily driven by the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs spread over a higher production volume; partially offset by the dilutive impact of the recent acquisitions.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $37 million to $273 million for the thirteen week period ended March 28, 2026. The related percentage of net sales for the thirteen week periods ended March 28, 2026 and March 29, 2025 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2026	March 29, 2025	Change	% Change
Selling and administrative expenses - excluding costs below	$240	$188	$52	27.7%
% of net sales	9.4%	8.7%
Non-cash stock and deferred compensation expense	24	43	(19)	(44.2)%
% of net sales	0.9%	2.0%
Acquisition transaction and integration-related expenses	9	5	4	80.0%
% of net sales	0.4%	0.2%
Total selling and administrative expenses	$273	$236	$37	15.7%
% of net sales	10.7%	11.0%
Selling and administrative expenses as a percentage of net sales for the thirteen week period ended March 28, 2026 decreased as a percentage of net sales primarily due to the decrease in non-cash stock and deferred compensation expense; partially offset by the impact of higher net sales, higher research and development and general and administrative expenses.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and collars designated and qualifying as cash flow hedges. Interest expense-net increased $106 million, or 28.0%, to $484 million for the thirteen week period ended March 28, 2026 from $378 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.2% and 6.1% for the thirteen week periods ended March 28, 2026 and March 29, 2025, respectively.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 23.4% for the thirteen week period ended March 28, 2026 compared to 23.0% for the thirteen week period ended March 29, 2025. Refer to Note 9, “Income Taxes”, in the notes to the condensed consolidated financial statements included herein for additional information.
•Earnings per Share. Basic and diluted earnings per share was $9.20 for the thirteen week period ended March 28, 2026 and $8.24 for the thirteen week period ended March 29, 2025.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended March 28, 2026 and March 29, 2025 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2026	% of Net Sales	March 29, 2025	% of Net Sales	Change	% Change
Power & Control	$1,366	53.7%	$1,108	51.5%	$258	23.3%
Airframe	1,133	44.5%	1,002	46.6%	131	13.1%
Non-aviation	45	1.8%	40	1.9%	5	12.5%
Net sales	$2,544	100.0%	$2,150	100.0%	$394	18.3%
Net sales for the Power & Control segment increased $258 million primarily from increases in sales in defense, commercial aftermarket and commercial OEM.
Net sales for the Airframe segment increased $131 million primarily from increases in sales in commercial aftermarket, defense and commercial OEM.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended March 28, 2026 and March 29, 2025 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	March 28, 2026	% of Segment Net Sales		March 29, 2025	% of Segment Net Sales		Change	% Change
Power & Control	$734	53.7%		$636	57.4%		$98	15.4%
Airframe	613	54.1%		529	52.8%		84	15.9%
Non-aviation	19	42.2%		16	40.0%		3	18.8%
Total segment EBITDA As Defined	1,366	53.7%		1,181	54.9%		185	15.7%
Less: Unallocated corporate EBITDA As Defined	29	1.1%	(1)	19	0.9%	(1)	10	52.6%
Total Company EBITDA As Defined	$1,337	52.6%	(1)	$1,162	54.0%	(1)	$175	15.1%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control and Airframe segments increased $98 million and $84 million, respectively, due to the increase in net sales described above, along with our application of our three core value-driven operating strategy.
Unallocated corporate EBITDA As Defined consists primarily of corporate expenses which includes compensation, benefits, professional services and other administrative costs incurred by our corporate offices.
Twenty-six week period ended March 28, 2026 compared with the twenty-six week period ended March 29, 2025
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the twenty-six week periods ended March 28, 2026 and March 29, 2025 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended			% Change Net Sales
	March 28, 2026	March 29, 2025	Change
Organic sales	$4,542	$4,156	$386	9.3%
Acquisition sales	286	—	286	6.9%
Net sales	$4,828	$4,156	$672	16.2%
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
The increase in organic sales of $386 million for the twenty-six week period ended March 28, 2026 compared to the twenty-six week period ended March 29, 2025 is related to increases in defense, commercial aftermarket and commercial OEM sales.

•Cost of Sales and Gross Profit. Cost of sales increased by $318 million, or 19.3%, to $1,965 million for the twenty-six week period ended March 28, 2026 compared to $1,647 million for the twenty-six week period ended March 29, 2025. Cost of sales and the related percentage of net sales for the twenty-six week periods ended March 28, 2026 and March 29, 2025 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2026	March 29, 2025	Change	% Change
Cost of sales - excluding costs below	$1,888	$1,589	$299	18.8%
% of net sales	39.1%	38.2%
Depreciation	69	61	8	13.1%
% of net sales	1.4%	1.5%
Non-cash stock and deferred compensation expense	5	7	(2)	(28.6)%
% of net sales	0.1%	0.2%
Foreign currency losses (gains)	3	(10)	13	130.0%
% of net sales	0.1%	(0.2)%
Total cost of sales	$1,965	$1,647	$318	19.3%
% of net sales	40.7%	39.6%
Gross profit (Net sales less Total cost of sales)	$2,863	$2,509	$354	14.1%
Gross profit percentage (Gross profit / Net sales)	59.3%	60.4%
Cost of sales during the twenty-six week period ended March 28, 2026 increased as a percentage of net sales. This was primarily driven by the dilutive impact of the recent acquisitions. Excluding the dilutive impact from these acquisitions, cost of sales as a percentage of net sales decreased due to the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs spread over a higher production volume.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $80 million to $527 million for the twenty-six week period ended March 28, 2026. The related percentage of net sales for the twenty-six week periods ended March 28, 2026 and March 29, 2025 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2026	March 29, 2025	Change	% Change
Selling and administrative expenses - excluding costs below	$465	$371	$94	25.3%
% of net sales	9.6%	8.9%
Non-cash stock and deferred compensation expense	48	66	(18)	(27.3)%
% of net sales	1.0%	1.6%
Acquisition transaction and integration-related expenses	14	10	4	40.0%
% of net sales	0.3%	0.2%
Total selling and administrative expenses	$527	$447	$80	17.9%
% of net sales	10.9%	10.8%
Selling and administrative expenses as a percentage of net sales for the twenty-six week period ended March 28, 2026 increased as a percentage of net sales, compared to the twenty-six week period ended March 29, 2025 due to the impact of higher net sales, the recent acquisitions and higher research and development and general and administrative expenses. This was partially offset by lower non-cash stock and deferred compensation expense.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and collars designated and qualifying as cash flow hedges. Interest expense-net increased $203 million, or 26.9%, to $959 million for the twenty-six week period ended March 28, 2026 from $756 million for the comparable twenty-six week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings and a decrease in interest income. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.3% and 6.2% for the twenty-six week period ended March 28, 2026 and March 29, 2025, respectively.

•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 22.9% for the twenty-six week period ended March 28, 2026 compared to 21.7% for the twenty-six week period ended March 29, 2025. Refer to Note 9, “Income Taxes”, in the notes to the condensed consolidated financial statements included herein for additional information.
•Earnings per Share. Basic and diluted earnings per share was $15.82 for the twenty-six week period ended March 28, 2026 and $15.86 for the twenty-six week period ended March 29, 2025. Net income attributable to TD Group for the twenty-six week period ended March 28, 2026 of $980 million was decreased by dividend equivalent payments of $59 million, or $1.02 per share, resulting in net income applicable to TD Group common stockholders of $921 million. Net income attributable to TD Group for the twenty-six week period ended March 29, 2025 of $972 million was decreased by dividend equivalent payments of $49 million, or $0.83 per share, resulting in net income applicable to TD Group common stockholders of $923 million.
Business Segments
•Segment Net Sales. Net sales by segment for the twenty-six week periods ended March 28, 2026 and March 29, 2025 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2026	% of Net Sales	March 29, 2025	% of Net Sales	Change	% Change
Power & Control	$2,590	53.6%	$2,134	51.3%	$456	21.4%
Airframe	2,153	44.6%	1,949	46.9%	204	10.5%
Non-aviation	85	1.8%	73	1.8%	12	16.4%
Net sales	$4,828	100.0%	$4,156	100.0%	$672	16.2%
Net sales for the Power & Control segment increased $456 million primarily from increases in sales in defense, commercial OEM and commercial aftermarket.
Net sales for the Airframe segment increased $204 million primarily from increases in sales in commercial OEM, commercial aftermarket and defense.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the twenty-six week periods ended March 28, 2026 and March 29, 2025 were as follows (amounts in millions):

	Twenty-Six Week Periods Ended
	March 28, 2026	% of Segment Net Sales		March 29, 2025	% of Segment Net Sales		Change	% Change
Power & Control	$1,389	53.6%		$1,222	57.3%		$167	13.7%
Airframe	1,163	54.0%		1,045	53.6%		118	11.3%
Non-aviation	35	41.2%		28	38.4%		7	25.0%
Total segment EBITDA As Defined	2,587	53.6%		2,295	55.2%		292	12.7%
Less: Unallocated corporate EBITDA As Defined	53	1.1%	(1)	71	1.7%	(1)	(18)	(25.4)%
Total Company EBITDA As Defined	$2,534	52.5%	(1)	$2,224	53.5%	(1)	$310	13.9%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control and Airframe segments increased approximately $167 million and $118 million, respectively, due to the increase in net sales described above, along with our application of our three core value-driven operating strategy.
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	March 28, 2026	September 30, 2025
Selected Balance Sheet Data:
Cash and cash equivalents	$3,884	$2,808
Working capital (Total current assets less total current liabilities)	6,139	4,830
Total assets	25,442	22,909
Total debt (1)	32,003	30,015
TD Group stockholders’ deficit	(9,402)	(9,686)

(1)Includes debt issuance costs and original issue discount. Reference Note 8, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Twenty-Six Week Periods Ended
	March 28, 2026	March 29, 2025
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$967	$900
Investing activities	(1,137)	(191)
Financing activities	1,249	(4,540)
Capital expenditures	131	98
Ratio of earnings to fixed charges (1)	2.3x	2.6x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and original issue discount and the “interest component” of rental expense.
Significant Transactions of Fiscal 2026 and Subsequent Events
Acquisitions
•On October 6, 2025, the Company completed the acquisition of all the outstanding stock of Simmonds for approximately $757 million in cash. The acquisition was financed using cash on hand.
•On December 30, 2025, the Company entered into a definitive agreement to acquire all the outstanding stock of Stellant Systems, Inc. (“Stellant”) for approximately $960 million in cash. The acquisition is subject to regulatory approvals in the United States and customary closing conditions. The acquisition is expected to be financed using cash on hand as well as the net proceeds from the debt issuances completed in April 2026 (as further described below).
•On April 7, 2026, the Company completed the acquisition of Jet Parts Engineering (“JPE”) and Victor Sierra Aviation Holdings (“VSA”) for approximately $2.2 billion in cash. The definitive agreement to acquire JPE and VSA from Vance Street Capital was entered into on January 13, 2026. The acquisition was financed using cash on hand and the net proceeds from the debt offerings completed in February 2026 (as further described below).
•During the first half of fiscal 2026, the Company completed several acquisitions consisting of substantially all of the assets and technical data rights of certain product lines or all the outstanding stock of certain businesses (collectively, referred to herein as the “Other Acquisitions”), each meeting the definition of a business, for a total aggregate purchase price of $243 million in cash. Each of the acquisitions was financed using cash on hand.

Debt Financing
•On February 13, 2026, the Company completed $2,000 million in new debt issuances. The new debt was comprised of $1,200 million in aggregate principal amount of senior subordinated notes due 2034 at an issue price of 100% that bear interest at a rate of 6.125% (the “Initial 6.125% 2034 Notes”) and $800 million of Tranche N term loans (the “Initial Tranche N term loans”) that bear interest at a rate of Term SOFR plus 2.50%. Original issue discount of 0.25%, or $1 million, was paid to the lenders of the Initial Tranche N term loans. The net proceeds from the February 13, 2026 new debt issuances were used, along with cash on hand, to fund the purchase price of the acquisition of JPE and VSA and for related transaction fees and expenses.
•On April 17, 2026, the Company completed $1,500 million in new debt issuances. The new debt was comprised of $500 million in aggregate principal amount of additional senior subordinated notes due 2034 at an issue price of 100.375%, or a premium of approximately $2 million, that bear interest at a rate of 6.125% (the “New 6.125% 2034 Notes”) and $1,000 million in new Tranche N term loans (the “New Tranche N term loans”) that bear interest at a rate of Term SOFR plus 2.50%. Original issue discount of 0.25%, or approximately $1 million, was paid to the lenders of the New Tranche N term loans. The net proceeds from the April 17, 2026 new debt issuances are intended to be used, along with cash on hand, to fund the purchase price of the expected acquisition of Stellant and for general corporate purposes, including replenishment on our balance sheet of a portion of the cash used to fund the common stock repurchases (as further described below) and for related transaction fees and expenses.
Common Stock Repurchases
•For the twenty-six week period ended March 28, 2026, the Company repurchased, in aggregate, 687,282 shares of common stock at an average price of $1,206.68 per share for a total amount of $829 million, of which $108 million is accrued within accrued and other current liabilities as of March 28, 2026. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders' deficit.
•In April 2026, the Company repurchased 66,537 shares of common stock at an average price of $1,138.88 per share for a total amount of $76 million. Whether the Company undertakes additional stock repurchases or other aforementioned activities will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.
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
The Company's objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 11, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of March 28, 2026, approximately 75% of our gross debt was fixed rate.
As of March 28, 2026, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of March 28, 2026
Cash and cash equivalents	$3,884
Availability on revolving credit facility	861
Cash liquidity	$4,745
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
Operating Activities. The Company generated $967 million of net cash from operating activities during the twenty-six week period ended March 28, 2026 compared to $900 million during the twenty-six week period ended March 29, 2025.
The change in accounts receivable during the twenty-six week period ended March 28, 2026 was a use of cash of $65 million compared to a use of cash of $66 million during the twenty-six week period ended March 29, 2025. The change is primarily attributable to the timing of cash receipts. The Company actively manages its accounts receivable, the related agings and collection efforts.
The change in inventories during the twenty-six week period ended March 28, 2026 was a use of cash of $145 million compared to a use of cash of $116 million during the twenty-six week period ended March 29, 2025. The increase is due to an increase in raw materials to support the fiscal 2026 sales demand. The Company manages inventory levels in support of customer needs.
The change in accounts payable during the twenty-six week period ended March 28, 2026 was a source of cash of $15 million compared to a use of cash of $2 million during the twenty-six week period ended March 29, 2025. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $1,137 million during the twenty-six week period ended March 28, 2026, consisting primarily of the acquisition of Simmonds and other acquisitions of businesses completed during the first half of fiscal 2026 aggregating to $1,000 million, capital expenditures of $131 million and other investing transactions outflows of $6 million.
Net cash used in investing activities was $191 million during the twenty-six week period ended March 29, 2025, consisting primarily of other acquisitions of businesses completed during the first half of fiscal 2025 aggregating to $140 million and capital expenditures of $98 million; partially offset by other investing transactions inflows of $47 million.
Financing Activities. Net cash provided by financing activities was $1,249 million during the twenty-six week period ended March 28, 2026. The source of cash was primarily attributable to the net proceeds from the February 2026 new debt issuances, including fees, of $1,980 million plus proceeds from stock option exercises of $83 million; partially offset by repurchases of common stock of $721 million, dividend equivalent payments of $59 million, and repayments on term loans plus other financing costs aggregating to $34 million.
Net cash used in financing activities was $4,540 million during the twenty-six week period ended March 29, 2025. The use of cash was primarily attributable to dividend and dividend equivalent payments of $4,396 million, repurchases of common stock of $369 million and repayments on term loans plus other financing costs aggregating to $27 million; partially offset by an additional draw from the trade receivable securitization facility, including fees, of $163 million and proceeds from stock option exercises of $89 million.
Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facilities
TransDigm has $11,896 million in fully drawn term loans (the “Term Loans Facility”) as of March 28, 2026 and a $910 million revolving credit facility. The Term Loans Facility consists of five tranches of term loans with maturity dates ranging from March 22, 2030 to February 13, 2033, and requires quarterly aggregate principal payments of $30 million. Subsequent to the quarter ended March 28, 2026, the Company issued an additional $1,000 million in Tranche N term loans, increasing the quarterly aggregate principal payments to $32 million. Refer to Note 8, “Debt,” in the notes to the condensed consolidated financial statements included herein for further disclosure.
The revolving commitments consist of two tranches which include up to $139 million of multicurrency revolving commitments. At March 28, 2026, the Company had $49 million in letters of credit outstanding and $861 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of 2.25%. The unused portion of the revolving commitments is subject to a fee of 0.50% per annum. The maturity date of the revolving credit facility is February 27, 2029.

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
Indentures
The following table represents the senior subordinated and secured notes outstanding as of March 28, 2026:

Description	Aggregate Principal	Maturity Date	Interest Rate
2028 Secured Notes (2)	$2,100 million	August 15, 2028	6.750%
4.625% 2029 Notes (1)	$1,200 million	January 15, 2029	4.625%
2029 Secured Notes (2)	$2,750 million	March 1, 2029	6.375%
4.875% 2029 Notes (1)	$750 million	May 1, 2029	4.875%
2030 Secured Notes (2)	$1,450 million	December 15, 2030	6.875%
2031 Secured Notes (2)	$1,000 million	December 1, 2031	7.125%
2032 Secured Notes (2)	$2,200 million	March 1, 2032	6.625%
2033 Secured Notes (2)	$1,500 million	January 15, 2033	6.000%
6.375% 2033 Notes (1)	$2,650 million	May 31, 2033	6.375%
2034 Secured Notes (2)	$500 million	January 31, 2034	6.250%
6.750% 2034 Notes (1)	$2,000 million	January 31, 2034	6.750%
Initial 6.125% 2034 Notes (1)(3)	$1,200 million	July 31, 2034	6.125%

(1)Collectively, referred to as the “Subordinated Notes” herein.
(2)Collectively, referred to as the “Secured Notes” herein.
(3)Subsequent to the quarter ended March 28, 2026, the Company issued an additional $500 million of 6.125% 2034 Notes. Refer to Note 8, “Debt,” in the notes to the condensed consolidated financial statements included herein for further disclosure.
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
Guarantor Information
The Subordinated Notes are subordinated to all of our existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, rank equally with all of our existing and future senior subordinated debt and rank senior to all of our future debt that is expressly subordinated to the Subordinated Notes. The 4.625% 2029 Notes and the 4.875% 2029 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by TransDigm Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The 6.375% 2033 Notes, 6.750% 2034 Notes and the Initial 6.125% 2034 Notes are guaranteed, on a senior subordinated basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The table set forth in Exhibit 22.1 filed with this Form 10-Q details the primary obligors and guarantors. The guarantees of the Subordinated Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Subordinated Notes. The Subordinated Notes are structurally subordinated to all of the liabilities of TransDigm Group’s non-guarantor subsidiaries.

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

(in millions)	As of March 28, 2026
Current assets	$5,845
Goodwill	8,786
Other non-current assets	4,538
Current liabilities	1,291
Non-current liabilities	32,007
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors-net	(2,360)

Twenty-Six Week Period Ended
(in millions)	March 28, 2026
Net sales	$3,854
Sales to subsidiaries that are non-issuers and non-guarantors	16
Cost of sales	1,546
Expense from subsidiaries that are non-issuers and non-guarantors-net	31
Income from operations	649
Net income attributable to TD Group	649
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
As of March 28, 2026, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
As of March 28, 2026, the Securitization Facility was fully drawn and the applicable interest rate was 5.03%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. During the twenty-six week period ended March 28, 2026, other than the debt financing activities disclosed in Note 8, “Debt,” in the notes to the condensed consolidated financial statements included herein, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
No dividends were declared in the twenty-six week period ended March 28, 2026. Dividend equivalent payments are made during the Company's first fiscal quarter each year and also upon payment of any dividends declared. Total dividend equivalent payments in the first quarter of fiscal 2026 were approximately $59 million.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of March 28, 2026, the Company had $49 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net Income	$536	$479	$981	$972
Adjustments:
Depreciation and amortization expense	105	89	205	179
Interest expense-net	484	378	959	756
Income tax provision	164	143	291	269
EBITDA	1,289	1,089	2,436	2,176
Adjustments:
Acquisition transaction and integration-related expenses (1)	19	9	31	22
Non-cash stock and deferred compensation expense (2)	26	48	53	73
Other, net (3)	3	16	14	(47)
EBITDA As Defined	$1,337	$1,162	$2,534	$2,224

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

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Twenty-Six Week Periods Ended
	March 28, 2026	March 29, 2025
Net cash provided by operating activities	$967	$900
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	294	322
Interest expense-net (1)	936	737
Income tax provision-current	292	271
Gain on sale of businesses, net	—	19
Non-cash stock and deferred compensation expense (2)	(53)	(73)
EBITDA	2,436	2,176
Adjustments:
Acquisition transaction and integration-related expenses (3)	31	22
Non-cash stock and deferred compensation expense (2)	53	73
Other, net (4)	14	(47)
EBITDA As Defined	$2,534	$2,224

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and discount on debt.

(2)	Represents the compensation expense recognized under our stock option plans and deferred compensation plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Annual Report on Form 10-K (for the fiscal year ended September 30, 2025, filed on November 12, 2025). These market risks have not materially changed for the second quarter of fiscal year 2026.
ITEM 4. CONTROLS AND PROCEDURES
As of March 28, 2026, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
During the fiscal quarter ended December 27, 2025, the Company completed the acquisition of Simmonds. The Company is currently integrating the acquisition into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisition from management's evaluation of internal controls over financial reporting as of March 28, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 28, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
The following table presents information about repurchases of TransDigm Group Inc. common stock made by the Company during the second quarter of fiscal year 2026 (in millions, except shares and average price per share data):

			Total Number of Shares	Dollar Value of Shares
	Total Number	Average Price	Repurchased as Part	That May Yet Be
	of Shares	Paid	of Publicly Announced	Purchased Under the
Period	Repurchased	Per Share	Plans or Programs	Plans or Programs (1)
December 28, 2025 - January 24, 2026	—	$—	—	$5,681
January 25, 2026 - February 21, 2026	228	1,249.93	228	5,681
February 22, 2026 - March 28, 2026	601,842	1,200.56	601,842	4,958
Total	602,070	$1,200.58	602,070

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

ITEM 5. OTHER INFORMATION
On February 26, 2026, Patrick Murphy, the Company's Co-Chief Operating Officer, modified and replaced an existing “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) for the sale of 11,270 shares of common stock issuable upon the exercise of vested options intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, which the modified Rule 10b5-1 trading arrangement begins on May 28, 2026 and terminates no later than May 30, 2027.

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
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Michael Lisman	President and Chief Executive Officer (Principal Executive Officer)	May 5, 2026
Michael Lisman

/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	May 5, 2026
Sarah Wynne