Form 10-Q
period 2026-06-27
TransDigm Group INC
filed 2026-08-04
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 27, 2026

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
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 55,276,525 as of July 31, 2026.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)
(Unaudited)

	June 27, 2026	September 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,773	$2,808
Trade accounts receivable—Net	1,817	1,617
Inventories—Net	2,586	2,095
Prepaid expenses and other	595	492
Total current assets	7,771	7,012
PROPERTY, PLANT AND EQUIPMENT—NET	1,740	1,579
GOODWILL	12,166	10,612
OTHER INTANGIBLE ASSETS—NET	4,724	3,454
OTHER NON-CURRENT ASSETS	353	252
TOTAL ASSETS	$26,754	$22,909

LIABILITIES, REDEEMABLE NCI AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$139	$124
Short-term borrowings—trade receivable securitization facility	725	724
Accounts payable	434	368
Accrued and other current liabilities	1,276	966
Total current liabilities	2,574	2,182
LONG-TERM DEBT	32,621	29,167
DEFERRED INCOME TAXES	729	759
OTHER NON-CURRENT LIABILITIES	549	480
Total liabilities	36,473	32,588

REDEEMABLE NONCONTROLLING INTERESTS (“NCI”)	81	—

TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 62,855,861 and 62,465,317 at June 27, 2026 and September 30, 2025, respectively	1	1
Additional paid-in capital	3,377	3,135
Accumulated deficit	(9,107)	(10,606)
Accumulated other comprehensive loss	(54)	(10)
Treasury stock, at cost; 7,586,058 and 6,089,675 shares at June 27, 2026 and September 30, 2025, respectively	(4,026)	(2,206)
Total TD Group stockholders’ deficit	(9,809)	(9,686)
NONCONTROLLING INTERESTS	9	7
Total stockholders’ deficit	(9,800)	(9,679)
TOTAL LIABILITIES, REDEEMABLE NCI AND STOCKHOLDERS’ DEFICIT	$26,754	$22,909
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
NET SALES	$2,741	$2,237	$7,569	$6,394
COST OF SALES	1,113	905	3,078	2,553
GROSS PROFIT	1,628	1,332	4,491	3,841
SELLING AND ADMINISTRATIVE EXPENSES	332	242	859	689
AMORTIZATION OF INTANGIBLE ASSETS	69	51	185	148
INCOME FROM OPERATIONS	1,227	1,039	3,447	3,004
INTEREST EXPENSE—NET	514	397	1,472	1,152
OTHER EXPENSE (INCOME)	—	7	(10)	(24)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	713	635	1,985	1,876
INCOME TAX PROVISION	173	142	464	411
NET INCOME	540	493	1,521	1,465
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	(1)	(2)	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$539	$492	$1,519	$1,464
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$539	$492	$1,460	$1,415
Earnings per share attributable to TD Group common stockholders:
Earnings per share	$9.39	$8.47	$25.20	$24.31
Weighted-average shares outstanding:
Basic and diluted	57.4	58.1	57.9	58.2
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)
(Unaudited)

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$540	$493	$1,521	$1,465
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Net income attributable to TD Group	$539	$492	$1,519	$1,464
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(44)	232	(76)	105
Unrealized gains (losses) on derivatives	11	(13)	33	(15)
Pension and post-retirement benefit plans adjustment	—	—	—	—
Other comprehensive (loss) income, net of tax, attributable to TD Group	(33)	219	(43)	90
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO TD GROUP	$506	$711	$1,476	$1,554
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

		TD Group Stockholders
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
		Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2024	$—	61,904,833	$1	$2,819	$(7,362)	$(42)	(5,688,639)	$(1,706)	$7	$(6,283)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	—	(8)	—	—	—	—	(8)
Compensation expense recognized for employee stock options	—	—	—	33	—	—	—	—	—	33
Stock-based compensation activity	—	118,080	—	35	—	—	—	—	—	35
Stock repurchases under repurchase program	—	—	—	—	—	—	(252,800)	(316)	—	(316)
Net income attributable to TD Group	—	—	—	—	493	—	—	—	—	493
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(227)	—	—	—	(227)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	22	—	—	—	22
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—	—
BALANCE—December 28, 2024	$—	62,022,913	$1	$2,887	$(6,877)	$(247)	(5,941,439)	$(2,022)	$7	$(6,251)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	—	(9)	—	—	—	—	(9)
Compensation expense recognized for employee stock options	—	—	—	39	—	—	—	—	—	39
Stock-based compensation activity	—	185,035	—	55	—	—	—	—	—	55
Stock repurchases under repurchase program	—	—	—	—	—	—	(42,669)	(53)	—	(53)
Net income attributable to TD Group	—	—	—	—	479	—	—	—	—	479
Foreign currency translation adjustment, net of tax	—	—	—	—	—	100	—	—	—	100
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(24)	—	—	—	(24)
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—	—
BALANCE—March 29, 2025	$—	62,207,948	$1	$2,981	$(6,407)	$(171)	(5,984,108)	$(2,075)	$7	$(5,664)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	—	(9)	—	—	—	—	(9)
Compensation expense recognized for employee stock options	—	—	—	39	—	—	—	—	—	39
Stock-based compensation activity	—	202,713	—	57	—	—	—	—	—	57
Stock repurchases under repurchase program	—	—	—	—	—	—	(105,567)	(131)	—	(131)
Net income attributable to TD Group	—	—	—	—	492	—	—	—	—	492
Foreign currency translation adjustment, net of tax	—	—	—	—	—	232	—	—	—	232
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(13)	—	—	—	(13)
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—	—
BALANCE—June 28, 2025	$—	62,410,661	$1	$3,077	$(5,924)	$48	(6,089,675)	$(2,206)	$8	$(4,996)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)
(Unaudited)

		TD Group Stockholders
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
		Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests	Total
BALANCE—September 30, 2025	$—	62,465,317	$1	$3,135	$(10,606)	$(10)	(6,089,675)	$(2,206)	$7	$(9,679)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	—	24	—	—	—	—	—	24
Stock-based compensation activity	—	107,798	—	28	—	—	—	—	—	28
Stock repurchases under repurchase program	—	—	—	—	—	—	(85,212)	(106)	—	(106)
Excise tax on stock repurchases	—	—	—	—	—	—	—	—	—	—
Net income attributable to TD Group	—	—	—	—	445	—	—	—	—	445
Foreign currency translation adjustment, net of tax	—	—	—	—	—	26	—	—	—	26
Unrealized gain on derivatives, net of tax	—	—	—	—	—	6	—	—	—	6
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—	—
BALANCE—December 27, 2025	$—	62,573,115	$1	$3,187	$(10,168)	$22	(6,174,887)	$(2,312)	$7	$(9,263)
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	—	(6)	—	—	—	—	(6)
Compensation expense recognized for employee stock options	—	—	—	43	—	—	—	—	—	43
Stock-based compensation activity	—	176,680	—	66	—	—	—	—	—	66
Stock repurchases under repurchase program	—	—	—	—	—	—	(602,070)	(723)	—	(723)
Excise tax on stock repurchases	—	—	—	—	—	—	—	(5)	—	(5)
Net income attributable to TD Group	—	—	—	—	535	—	—	—	—	535
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(58)	—	—	—	(58)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	16	—	—	—	16
Pension and postretirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—	—
BALANCE—March 28, 2026	$—	62,749,795	$1	$3,296	$(9,639)	$(20)	(6,776,957)	$(3,040)	$8	$(9,394)
Noncontrolling interest assumed related to acquisitions	81	—	—	—	—	—	—	—	—	—
Changes in noncontrolling interest of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	1	1
Accrued unvested dividend equivalents and other	—	—	—	—	(7)	—	—	—	—	(7)
Compensation expense recognized for employee stock options	—	—	—	48	—	—	—	—	—	48
Stock-based compensation activity	—	106,066	—	33	—	—	—	—	—	33
Stock repurchases under repurchase program	—	—	—	—	—	—	(809,101)	(978)	—	(978)
Excise tax on stock repurchases	—	—	—	—	—	—	—	(8)	—	(8)
Net income attributable to TD Group	—	—	—	—	539	—	—	—	—	539
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(45)	—	—	—	(45)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	11	—	—	—	11
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	—	—	—	—	—	—
BALANCE—June 27, 2026	$81	62,855,861	$1	$3,377	$(9,107)	$(54)	(7,586,058)	$(4,026)	$9	$(9,800)
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)
(Unaudited)

	Thirty-Nine Week Periods Ended
	June 27, 2026	June 28, 2025
OPERATING ACTIVITIES:
Net income	$1,521	$1,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	137	121
Amortization of intangible assets and product certification costs	187	150
Amortization of debt issuance costs, original issue discount and premium	35	28
Gain on sale of businesses, net	—	(17)
Non-cash stock and deferred compensation expense	118	124
Deferred income taxes	(2)	(3)
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(126)	(126)
Inventories	(232)	(158)
Income taxes payable (receivable)	14	(101)
Other assets	(96)	(6)
Accounts payable	7	1
Accrued interest	208	195
Accrued and other liabilities	(80)	(142)
Net cash provided by operating activities	1,691	1,531
INVESTING ACTIVITIES:
Capital expenditures	(205)	(156)
Acquisition of businesses, net of cash acquired	(3,159)	(239)
Other investing transactions, net	(6)	46
Net cash used in investing activities	(3,370)	(349)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	116	147
Dividends and dividend equivalent payments	(59)	(4,396)
Repurchases of common stock	(1,807)	(500)
Proceeds from issuance of senior subordinated notes, net	1,686	2,615
Repayments of senior subordinated notes, net	—	(2,650)
Proceeds from term loans, net	1,781	—
Proceeds from trade receivable securitization facility, net	—	163
Repayment on term loans	(56)	(44)
Financing costs and other, net	(9)	(4)
Net cash provided by (used in) financing activities	1,652	(4,669)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8)	18
NET DECREASE IN CASH AND CASH EQUIVALENTS	(35)	(3,469)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,808	6,261
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,773	$2,792
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$1,210	$908
Cash paid during the period for income taxes, net of refunds	$451	$504
See notes to condensed consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-NINE WEEK PERIODS ENDED JUNE 27, 2026 AND JUNE 28, 2025
(UNAUDITED)

1.    BASIS OF PRESENTATION
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the terms “the Company,” “TD Group,” “TransDigm,” “we,” “us,” “our,” and similar references refer to TransDigm Group Incorporated and its subsidiaries.
Principles of Consolidation
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s condensed consolidated financial statements for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes for the fiscal year ended September 30, 2025 included in TD Group’s Annual Report on Form 10-K filed on November 12, 2025. As disclosed therein, the Company’s annual consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The September 30, 2025 condensed consolidated balance sheet was derived from TD Group’s audited financial statements. The results of operations for the thirty-nine week period ended June 27, 2026 are not necessarily indicative of the results to be expected for the full year.
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

2.    ACQUISITIONS
Jet Parts Engineering and Victor Sierra Aviation Holdings – On April 7, 2026, the Company completed the acquisition of 95% of the outstanding stock of Jet Parts Engineering (“JPE”) and 96% of the outstanding stock of Victor Sierra Aviation Holdings (“VSA”) for approximately $2.2 billion in cash. The definitive agreement to acquire JPE and VSA was entered into on January 13, 2026. The remaining 5% and 4%, respectively, of JPE and VSA equity interests continue to be owned by certain members of JPE’s and VSA’s management teams. Refer to Note 14, “Redeemable Noncontrolling Interests,” for further information. The acquisition was financed using cash on hand and the net proceeds from the debt offerings completed in February 2026 (refer to Note 8, “Debt,” for further information).
JPE, headquartered in Seattle, Washington, is a leading independent designer and manufacturer of aerospace aftermarket solutions, primarily proprietary original equipment manufacturer (“OEM”) alternative parts and repairs. JPE serves commercial, regional and cargo airline customers, as well as maintenance, repair and overhaul providers. JPE’s products are highly engineered, proprietary parts manufacturer approval (“PMA”) components with a strong presence across major commercial aerospace platforms. VSA is a leading designer, manufacturer, and distributor of proprietary PMA and other aftermarket parts serving the commercial aerospace end market – primarily the general aviation and business aviation sectors. VSA is a leading collection of brands including McFarlane Aviation, Tempest Aero Group, and Aviation Products Systems. VSA offers a complete line of highly engineered PMA, custom design and OEM products, as well as service and repair stations. Nearly all of JPE’s and VSA’s sales are derived from the commercial aftermarket.
The operating results of JPE and VSA are included within TransDigm’s Power & Control segment.
The Company accounted for the JPE and VSA acquisition using the acquisition method of accounting and a third-party valuation appraisal and included the results of operations of the acquisition in its condensed consolidated financial statements from the effective date of the acquisition. The total purchase price was allocated to the underlying assets acquired and liabilities and redeemable noncontrolling interests assumed based upon the estimated fair values at the date of acquisition. To the extent the purchase price exceeded the fair value of the net identifiable tangible and intangible assets acquired, such excess was allocated to goodwill. These amounts reflect various preliminary fair value estimates and assumptions, including preliminary work performed by a third-party valuation specialist, and are subject to change within the measurement period as the valuation is finalized. The allocation of the purchase price is preliminary and will likely change in future periods, perhaps materially, as fair value estimates of the assets acquired, particularly intangible assets, are finalized.
Significant assumptions include the discount rates and certain assumptions that form the basis of the forecasted results of the acquired business including revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”), growth rates, royalty rates and technology obsolescence rates. These assumptions are forward looking and could be affected by future economic and market conditions. The fair value of the noncontrolling interests was determined using a Monte Carlo simulation and included the put and call options available pursuant to the purchase agreement. Refer to Note 14, “Redeemable Noncontrolling Interests,” for further information on the put and call options.
The allocation of the estimated fair value of the assets acquired and liabilities and redeemable noncontrolling interests assumed has resulted in $1,134 million of goodwill and $953 million of other intangible assets recognized as of June 27, 2026. The other intangible assets consist of $601 million of customer relationships (amortized over 20 years), $268 million of technology (amortized over 20 years) and $84 million of trademarks and trade names (indefinite-lived). $1,085 million of the acquired goodwill and $898 million of the acquired other intangible assets are expected to be deductible for tax purposes over 15 years.
As of June 27, 2026, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities and redeemable noncontrolling interests assumed related to the acquisition of JPE and VSA are subject to adjustment until the end of the respective measurement period.
Simmonds Precision Products, Inc. – On October 6, 2025, the Company completed the acquisition of all the outstanding stock of the Simmonds Precision Products, Inc. Business (“Simmonds”) of Goodrich Corporation for approximately $757 million in cash. The acquisition was financed using cash on hand. Simmonds, headquartered in Vergennes, Vermont, is a leading global designer and manufacturer of fuel & proximity sensing and structural health monitoring solutions for the aerospace and defense end markets. Simmonds’ products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Simmonds are included within TransDigm’s Power & Control segment.

The allocation of the estimated fair value of the assets acquired and liabilities assumed has resulted in $331 million of goodwill and $425 million of other intangible assets recognized as of June 27, 2026. The other intangible assets consist of $219 million of technology (amortized over 20 years), $160 million of customer relationships (amortized over 20 years) and $46 million of trademarks and trade names (indefinite-lived). All of the goodwill and other intangible assets recognized for the acquisition are expected to be deductible for tax purposes over 15 years.
As of June 27, 2026, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the measurement period. No adjustments are expected to be material to the condensed consolidated financial statements.
Servotronics, Inc. – On June 2, 2025, the Company launched a tender offer to acquire all the issued and outstanding stock of Servotronics, Inc. (“Servotronics”), at a price of $47.00 per share in cash. On July 1, 2025, the tender offer expired, resulting in all issued and outstanding stock of Servotronics being canceled and Servotronics becoming a wholly owned subsidiary of the Company. The total purchase price was approximately $133 million in cash, which was financed through cash on hand. Servotronics, headquartered in Elma, New York, is a leading global designer and manufacturer of servo controls and other advanced technology components for aerospace and defense applications. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Servotronics are included within TransDigm’s Power & Control segment.
Based on the fair value of the assets acquired and liabilities assumed, $76 million of goodwill and $46 million of other intangible assets was recognized, none of which is deductible for tax purposes.
Other Acquisitions – For the thirty-nine week period ended June 27, 2026, the Company completed several acquisitions consisting of substantially all of the assets and technical data rights of certain product lines or all the outstanding stock of certain businesses (collectively, referred to herein as the “Other Acquisitions”), each meeting the definition of a business, for a total aggregate purchase price of $257 million in cash. Each of the acquisitions was financed using cash on hand. These acquisitions represent bolt-ons to existing TransDigm operating units. Of the $111 million of goodwill recognized, $79 million is expected to be deductible for tax purposes over 15 years. Of the $93 million of other intangible assets recognized, $70 million is expected to be deductible for tax purposes over 15 years. As of June 27, 2026, the measurement period (not to exceed one year) is open for the fiscal 2026 Other Acquisitions; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the respective measurement period. No adjustments are expected to be material to the condensed consolidated financial statements.
For the fiscal year ended September 30, 2025, the Company completed a number of Other Acquisitions, each meeting the definition of a business, for a total aggregate purchase price of $284 million in cash. Each of the acquisitions was financed using cash on hand. These acquisitions represent bolt-ons to existing TransDigm operating units. The Company expects that all of the approximately $147 million of goodwill and $90 million of other intangible assets recognized for the acquisitions will be deductible for tax purposes over 15 years. As of June 27, 2026, the measurement period (not to exceed one year) is open for certain fiscal 2025 Other Acquisitions; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the respective measurement period. No adjustments are expected to be material to the condensed consolidated financial statements.
* * * * *
Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the thirty-nine week periods ended June 27, 2026 or June 28, 2025 are not material. Net sales and results of operations for the fiscal 2026 acquisitions included in the condensed consolidated statements of income for the thirteen and thirty-nine week period ended June 27, 2026 are not material.
The acquisitions completed by the Company strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase prices paid reflect the current EBITDA As Defined and cash flows, as well as the future EBITDA As Defined and cash flows expected to be generated by the businesses, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years. The primary items that generate the goodwill recognized are the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition.
Subsequent Event – Stellant Systems, Inc. – On December 30, 2025, the Company entered into a definitive agreement to acquire all the outstanding stock of Stellant Systems, Inc. (“Stellant”) for approximately $960 million in cash. On July 13, 2026, the Company announced that it elected to withdraw from its proposed acquisition of Stellant.

Subsequent Event – Prince & Izant – On July 27, 2026, the Company announced its definitive agreement to acquire all the outstanding stock of Prince & Izant for approximately $1.1 billion in cash. The acquisition is subject to regulatory approvals in the United States and customary closing conditions.
3.    REVENUE RECOGNITION
TransDigm’s sales are concentrated in the aerospace and defense industry. The Company’s customers include: distributors of aerospace components, commercial airlines, large commercial transport and regional and business aircraft OEMs, various armed forces of the United States (“U.S.”) and friendly foreign governments, defense OEMs, system suppliers, and various other industrial customers.
The Company recognizes revenue from contracts with customers using the five step model prescribed in ASC 606. A substantial portion of the Company’s revenue is recorded at a point in time basis. Revenue is recognized from the sale of products or services when obligations under the terms of the contract are satisfied and control of promised goods or services has transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. Revenue is measured at the amount of consideration the Company expects to be paid in exchange for goods or services.
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

	June 27, 2026	September 30, 2025
Contract assets, current (1)	$342	$280
Contract assets, non-current (2)	122	94
Total contract assets	464	374
Contract liabilities, current (3)	155	143
Contract liabilities, non-current (4)	6	7
Total contract liabilities	161	150
Net contract assets	$303	$224

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
The increase in the Company’s current contract assets at June 27, 2026 compared to September 30, 2025 is primarily due to the fiscal 2026 acquisitions and also the timing and status of work in process and/or milestones of certain contracts. For the thirty-nine week period ended June 27, 2026, the revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was approximately $96 million.
Refer to Note 12, “Segments,” for disclosures related to the disaggregation of revenue.
4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator for earnings per share:
Net income	$540	$493	$1,521	$1,465
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Net income attributable to TD Group	539	492	1,519	1,464
Less: Dividends paid on participating securities	—	—	(59)	(49)
Net income applicable to TD Group common stockholders—basic and diluted	$539	$492	$1,460	$1,415
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	55.7	56.2	56.1	56.2
Vested options deemed participating securities	1.7	1.9	1.8	2.0
Total shares for basic and diluted earnings per share	57.4	58.1	57.9	58.2
Earnings per share—basic and diluted (1)	$9.39	$8.47	$25.20	$24.31

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
During the third quarter of fiscal 2026, the Company repurchased 809,101 shares of common stock at an average price of $1,208.20 per share for a total amount of $978 million. For the thirty-nine week period ended June 27, 2026, the Company repurchased 1,496,383 shares of common stock at an average price of $1,207.50 per share for a total amount of $1,807 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders’ deficit. As of June 27, 2026, $3,981 million remains available for repurchase under the existing stock repurchase program.
6.    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average cost and the first-in, first-out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process.
Inventories consist of the following (in millions):

	June 27, 2026	September 30, 2025
Raw materials and purchased component parts	$1,545	$1,295
Work-in-progress	703	543
Finished goods	338	257
Inventories—Net	$2,586	$2,095
7.    GOODWILL AND INTANGIBLE ASSETS
The following is a summary of changes in the carrying value of goodwill by segment from September 30, 2025 through June 27, 2026 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2025	$5,273	$5,260	$79	$10,612
Goodwill acquired during the period	1,516	60	—	1,576
Purchase price allocation adjustments	21	—	—	21
Currency translation adjustments and other	(25)	(18)	—	(43)
Balance at June 27, 2026	$6,785	$5,302	$79	$12,166
Other intangible assets–net in the condensed consolidated balance sheets consist of the following (in millions):

	June 27, 2026			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,295	$—	$1,295	$1,162	$—	$1,162
Technology	3,158	1,232	1,926	2,647	1,137	1,510
Order backlog	70	50	20	59	28	31
Customer relationships	1,755	276	1,479	971	225	746
Other	12	8	4	12	7	5
Total	$6,290	$1,566	$4,724	$4,851	$1,397	$3,454

The estimated fair value of the net identifiable tangible and intangible assets acquired is based on the acquisition method of accounting. The fair value of the net identifiable tangible and intangible assets acquired will be finalized within the measurement period (not to exceed one year). Intangible assets acquired during the thirty-nine week period ended June 27, 2026 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Trademarks and trade names	$138

Intangible assets subject to amortization:
Technology & Other	532	10 to 20 years
Order backlog	12	1 to 3 years
Customer relationships	789	10 to 20 years
	1,333

Total	$1,471
The Company performs its annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have assessed the changes in events and circumstances through the third quarter of fiscal 2026 and concluded that no triggering events occurred that required an interim test.
8.    DEBT
The Company’s debt consists of the following (in millions):

	June 27, 2026
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$725	$—	$—	$725
Term loans	$12,868	$(54)	$(31)	$12,783
6.750% secured notes due 2028 (“2028 Secured Notes”)	2,100	(8)	(4)	2,088
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(4)	—	1,196
6.375% secured notes due 2029 (“2029 Secured Notes”)	2,750	(14)	(1)	2,735
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(2)	—	748
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(9)	—	1,441
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(7)	(5)	988
6.625% secured notes due 2032 (“2032 Secured Notes”)	2,200	(15)	—	2,185
6.000% secured notes due 2033 (“2033 Secured Notes”)	1,500	(11)	—	1,489
6.375% senior subordinated notes due 2033 (“6.375% 2033 Notes”)	2,650	(12)	(18)	2,620
6.250% secured notes due 2034 (“2034 Secured Notes”)	500	(4)	—	496
6.750% senior subordinated notes due 2034 (“6.750% 2034 Notes”)	2,000	(17)	—	1,983
6.125% senior subordinated notes due 2034 (“6.125% 2034 Notes”)	1,700	(15)	2	1,687
Government refundable advances	8	—	—	8
Finance lease obligations	313	—	—	313
	32,989	(172)	(57)	32,760
Less: current portion	140	(1)	—	139
Long-term debt	$32,849	$(171)	$(57)	$32,621
Accrued interest, which is classified as a component of accrued and other current liabilities on the condensed consolidated balance sheets, was $416 million and $208 million as of June 27, 2026 and September 30, 2025, respectively.

Issuance of $1,200 Million of Senior Subordinated Notes due 2034 – On February 13, 2026, the Company entered into a purchase agreement in connection with a private offering of $1,200 million in aggregate principal amount of 6.125% senior subordinated due 2034 (the “$1,200 million 6.125% 2034 Notes”) at an issue price of 100% of the principal amount. The $1,200 million 6.125% 2034 Notes were issued pursuant to an indenture, dated as of February 13, 2026, amongst TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The $1,200 million 6.125% 2034 Notes bear interest at the rate of 6.125% per annum, which accrues from February 13, 2026 and is payable in arrears on January 31 and July 31 of each year, commencing on July 31, 2026. The $1,200 million 6.125% 2034 Notes mature on July 31, 2034, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture.
Issuance of $500 Million of Senior Subordinated Notes due 2034 – On April 17, 2026, the Company entered into a purchase agreement in connection with a private offering of an additional $500 million in aggregate principal amount of 6.125% senior subordinated due 2034 (the “$500 million 6.125% 2034 Notes”) at an issue price of 100.375%, or a premium of approximately $2 million, of the principal amount. The $500 million 6.125% 2034 Notes were issued pursuant to a supplemental indenture, dated as of April 17, 2026, which is substantially the same as the terms and conditions that apply to the $1,200 million 6.125% 2034 Notes indenture dated as of February 13, 2026 (collectively, the $500 million 6.125% 2034 Notes and the $1,200 million 6.125% 2034 Notes are referred to herein as the “6.125% 2034 Notes”).
The Company capitalized approximately $16 million in debt issuance costs associated with the 6.125% 2034 Notes during the thirty-nine week period ended June 27, 2026.
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
Amendment No. 21 and Incremental Term Loan Assumption Agreement – On April 17, 2026, the Company entered into Amendment No. 21 and Incremental Term Loan Assumption Agreement (herein, “Amendment No. 21”), pursuant to which the Company, among other things, incurred $1,000 million in additional Tranche N term loans (the “Additional Tranche N term loans”). The other terms and conditions that apply to the Additional Tranche N term loans are substantially the same as the terms and conditions that apply to the other term loans existing under the Term Loans Facility (collectively, the Additional Tranche N term loans and the Initial Tranche N term loans are referred to herein as the “Tranche N term loans”). The Additional Tranche N term loans were fully drawn on April 17, 2026.
Principal payments for the Tranche N term loans commenced on June 30, 2026, with approximately $4.5 million to be paid on a quarterly basis up to the February 13, 2033 maturity date. The Tranche N term loans bear interest at the rate of Term SOFR plus 2.50% per annum, which accrued from February 13, 2026, and is payable in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2026.
The Company capitalized approximately $17 million in debt issuance costs associated with Amendments No. 20 and No. 21 during the thirty-nine week period ended June 27, 2026.
Use of Proceeds
The Company used the net proceeds from the February 13, 2026 issuances of the $1,200 million 6.125% 2034 Notes and the Initial Tranche N terms loans, along with cash on hand, to fund the purchase price of the acquisition of JPE and VSA and for related transaction fees and expenses.
The Company intended to use the net proceeds from the April 17, 2026 issuances of the $500 million 6.125% 2034 Notes and the Additional Tranche N terms loans, along with cash on hand, to fund the purchase price of the proposed acquisition of Stellant, common stock repurchases (refer to Note 5, “Stock Repurchase Program”) and for general corporate purposes. Notwithstanding the July 13, 2026 announcement that the Company elected to withdraw from its proposed acquisition of Stellant, there was no special mandatory redemption of the April 17, 2026 debt issuances and they remain outstanding.
Trade Receivable Securitization Facility – The Company’s trade receivable securitization facility (the “Securitization Facility”) effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs. As of June 27, 2026, the Securitization Facility, with borrowing capacity of $725 million, was fully drawn and the applicable interest rate was 5.03%.

Subsequent Event – Trade Receivable Securitization Facility – On July 10, 2026, the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $725 million to $1,000 million; and (ii) extend the maturity date to July 9, 2027. The Company subsequently drew $25 million available under the Securitization Facility in July 2026.
9.    INCOME TAXES
At the end of each reporting period, TD Group makes an estimate of its annual effective income tax rate. The estimate used in the year-to-date period may change in subsequent periods.
During the thirteen week periods ended June 27, 2026 and June 28, 2025, the effective income tax rate was 24.3% and 22.4%, respectively. During the thirty-nine week periods ended June 27, 2026 and June 28, 2025, the effective income tax rate was 23.4% and 21.9%, respectively. The Company’s higher effective income tax rate for the thirteen and thirty-nine week periods ended June 27, 2026, was primarily due to a less significant benefit associated with share-based payments when compared to the same period in fiscal 2025. The Company’s effective income tax rate for the thirteen and thirty-nine week periods ended June 27, 2026 was higher than the federal statutory rate of 21% primarily due to an increase in the valuation allowance applicable to the Company’s net interest deduction limitation, a higher effective tax rate on non-U.S. earnings, partially offset by the discrete impact of excess tax benefits associated with share-based payments.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations for years before fiscal 2022. The Company is currently under examination for its federal income taxes in Canada for fiscal years 2018 through 2019, in France for fiscal years 2020 through 2022, and in Germany for fiscal years 2017 through 2024. In addition, the Company is subject to state income tax examinations for fiscal years 2015 and later.
Unrecognized tax benefits at June 27, 2026 and September 30, 2025 were not material.
On July 4, 2025, H.R. 1, commonly referred to as the One Big Beautiful Bill Act (the “Act”), was signed into law. It contains a broad range of tax reform provisions affecting businesses. The majority of these provisions will impact us starting in fiscal year 2027. We continue to evaluate the future effects of the Act on our effective tax rate and cash tax position. The impact of the legislation on our operating results for the thirteen and thirty-nine week periods ended June 27, 2026 was not material.

10.    FAIR VALUE MEASUREMENTS
The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, as well as our debt instruments which are recorded at carrying value and for which fair value only is disclosed. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following summarizes the carrying amounts and fair values of financial instruments (in millions):

		June 27, 2026		September 30, 2025
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$2,773	$2,773	$2,808	$2,808
Interest rate swap agreements (1)	2	5	5	3	3
Interest rate collar agreements (1)	2	2	2	4	4
Interest rate swap agreements (2)	2	27	27	5	5
Interest rate collar agreements (2)	2	17	17	3	3
Liabilities:
Foreign currency forward exchange contracts (3)	2	2	2	2	2
Interest rate collar agreements (4)	2	—	—	3	3
Short-term borrowings - trade receivable securitization facility (5)	2	725	725	724	724
Long-term debt, including current portion:
Term loans (5)	2	12,783	12,893	11,048	11,120
2028 Secured Notes (5)	1	2,088	2,118	2,083	2,139
4.625% 2029 Notes (5)	1	1,196	1,181	1,195	1,175
2029 Secured Notes (5)	1	2,735	2,788	2,732	2,812
4.875% 2029 Notes (5)	1	748	739	747	739
2030 Secured Notes (5)	1	1,441	1,490	1,440	1,501
2031 Secured Notes (5)	1	988	1,035	986	1,041
2032 Secured Notes (5)	1	2,185	2,255	2,183	2,263
2033 Secured Notes (5)	1	1,489	1,515	1,488	1,517
6.375% 2033 Notes (5)	1	2,620	2,677	2,616	2,686
2034 Secured Notes (5)	1	496	510	495	514
6.750% 2034 Notes (5)	1	1,983	2,048	1,982	2,068
6.125% 2034 Notes (5)	1	1,687	1,700	—	—
Government refundable advances	2	8	8	12	12
Finance lease obligations	2	313	313	284	284

(1)Included in prepaid expenses and other on the condensed consolidated balance sheets.
(2)Included in other non-current assets on the condensed consolidated balance sheets.
(3)Included in accrued and other current liabilities on the condensed consolidated balance sheets.
(4)Included in other non-current liabilities on the condensed consolidated balance sheets.
(5)The carrying amount of the debt instrument is presented net of debt issuance costs, original issue discount and premium.
The Company values its financial instruments using an industry standard market approach, in which prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities. No financial instruments were recognized or disclosed using unobservable inputs (i.e., Level 3).

The Company’s derivatives consist of interest rate swap and collar agreements and foreign currency exchange contracts. The fair values of the interest rate swap and collar agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable). The fair values of the foreign currency exchange contracts were derived by using Level 2 inputs based on observable spot and forward exchange rates in active markets. There has not been any impact to the fair value of derivative liabilities due to the Company’s own credit risk. Similarly, there has not been any material impact to the fair value of derivative assets based on the Company’s evaluation of counterparties’ credit risks.
The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s Credit Agreement. The estimated fair values of the Company’s notes were based upon quoted market prices.
The fair value of cash and cash equivalents, trade accounts receivable-net and accounts payable approximated carrying value due to the short-term nature of these instruments at June 27, 2026 and September 30, 2025.
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
During the fourth quarter of fiscal 2025, the Company entered into forward starting interest rate collar agreements and interest rate swap agreements. The interest rate collar agreements, aggregating to a notional amount of $2,750 million, establish a range where we will pay the counterparties if the elected tenor’s Term SOFR rate falls below the established floor rate, and the counterparties will pay us if the elected tenor’s Term SOFR rate exceeds the ceiling rate as summarized in the table below. The collar will settle quarterly from the effective date through the maturity date. No payments or receipts will be exchanged on the interest rate collar contracts unless interest rates rise above or fall below the contracted ceiling or floor rates. The interest rate swap agreements hedge the variable interest rates on the Company’s floating rate debt exposures for a fixed rate based on an aggregate notional amount of $2,750 million. The swap will settle quarterly from the effective date through the maturity date.
During the third quarter of fiscal 2026, the Company entered into new interest rate collar agreements aggregating to a notional amount of $800 million with an effective date of June 30, 2026 and maturity date of September 30, 2030. The rate floor is 2.50% and cap is 4.50%. The terms are similar to the Company’s existing interest rate collar agreements. The Company does not have any interest rate cap agreements as of June 27, 2026.

The tables below summarize the key terms of the swaps and collars as of June 27, 2026 (aggregated by effective date).
Interest rate swap agreements:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Conversion of Related Variable Rate Debt subject to Term SOFR to Fixed Rate of:
$700	9/30/2025	9/30/2027	3.22% plus applicable margin percentage
$125	9/30/2027	9/30/2029	3.11% plus applicable margin percentage
$1,025	9/30/2027	9/30/2029	3.12% plus applicable margin percentage
$900	9/30/2027	9/30/2029	3.14% plus applicable margin percentage
Interest rate collar agreements:

Aggregate Notional Amount (in millions)	Effective Date	Maturity Date	Offsets Variable Rate Debt Attributable to Fluctuations Below and Above:
$1,100	3/31/2025	9/30/2026	Three-month Term SOFR rate of 2.00% (floor) and 3.50% (cap)
$500	9/30/2025	9/30/2026	Three-month Term SOFR rate of 2.00% (floor) and 3.50% (cap)
$1,338	9/30/2025	9/30/2027	Three-month Term SOFR rate of 2.50% (floor) and 4.50% (cap)
$700	9/30/2025	9/30/2027	Three-month Term SOFR rate of 2.00% (floor) and 3.91% (cap)
$800	6/30/2026	9/30/2030	Three-month Term SOFR rate of 2.50% (floor) and 4.50% (cap)
$1,550	9/30/2026	9/30/2027	Three-month Term SOFR rate of 2.50% (floor) and 4.50% (cap)
$2,050	9/30/2027	9/30/2029	Three-month Term SOFR rate of 2.21% (floor) and 4.25% (cap)
These derivative instruments qualify as effective cash flow hedges under U.S. GAAP. For our cash flow hedges, the effective portion of the gain or loss from the financial instruments is initially reported as a component of accumulated other comprehensive loss in stockholders’ deficit and subsequently reclassified into earnings in the same line as the hedged item in the same period or periods during which the hedged item affects earnings. As interest rate swap, cap and collar agreements are used to manage interest rate risk, any gains or losses from the derivative instruments that are reclassified into earnings are recognized in interest expense-net in the condensed consolidated statements of income. Cash flows related to the derivative contracts are included in cash flows from operating activities on the condensed consolidated statements of cash flows.
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

	June 27, 2026		September 30, 2025
	Asset	Liability	Asset	Liability
Interest rate collar agreements	$19	$—	$7	$3
Interest rate swap agreements	32	—	8	—
Net derivatives as classified in the condensed consolidated balance sheets (1)	$51	$—	$15	$3

(1)Refer to Note 10, “Fair Value Measurements,” for the condensed consolidated balance sheets classification of the Company's interest rate swap and collar agreements.
Based on the fair value amounts determined as of June 27, 2026, the estimated net amount of existing losses (gains) and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately $1 million.

Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At June 27, 2026, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $30 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at June 27, 2026 is three months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive loss in stockholders’ deficit are reclassified into net sales when the hedged transaction settles. As of June 27, 2026, the Company expects to record a net loss of approximately $2 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months. On June 29, 2026, the Company entered into additional foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $128 million with a maximum duration of twelve months.
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

The following table sets forth, for the periods indicated, certain financial information by reportable segment, which includes a reconciliation of EBITDA As Defined to consolidated income from continuing operations before income taxes (in millions):

	Thirteen Week Period Ended June 27, 2026
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$293	$346		$639
Commercial and non-aerospace aftermarket	483	425		908
Defense	733	415		1,148
Non-aviation	—	—	46	46
Net sales	1,509	1,186	46	2,741
Less:
Other segment expenses (1)	701	541	25
Total segment EBITDA As Defined	808	645	21	1,474
Less: Unallocated corporate EBITDA As Defined				27
Depreciation and amortization expense				118
Interest expense-net				514
Acquisition transaction and integration-related expenses				35
Non-cash stock and deferred compensation expense				65
Other, net				2
Income from continuing operations before income taxes				$713

(1)Primarily represents cost of sales, selling expenses, general and administrative expenses, research and development, and miscellaneous income or expense. Excludes depreciation and amortization; non-cash stock and deferred compensation expense; foreign currency transaction gains or losses and acquisition transaction and integration-related expenses.

	Thirty-Nine Week Period Ended June 27, 2026
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$818	$960		$1,778
Commercial and non-aerospace aftermarket	1,285	1,193		2,478
Defense	1,996	1,187		3,183
Non-aviation	—	—	130	130
Net sales	4,099	3,340	130	7,569
Less:
Other segment expenses (1)	1,902	1,532	74
Total segment EBITDA As Defined	2,197	1,808	56	4,061
Less: Unallocated corporate EBITDA As Defined				80
Depreciation and amortization expense				324
Interest expense-net				1,472
Acquisition transaction and integration-related expenses				66
Non-cash stock and deferred compensation expense				118
Other, net				16
Income from continuing operations before income taxes				$1,985

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

	Thirteen Week Period Ended June 28, 2025
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$233	$303		$536
Commercial and non-aerospace aftermarket	331	367		698
Defense	575	388		963
Non-aviation	—	—	40	40
Net sales	1,139	1,058	40	$2,237
Less:
Other segment expenses (1)	493	489	23
Total segment EBITDA As Defined	646	569	17	1,232
Less: Unallocated corporate EBITDA As Defined				15
Depreciation and amortization expense				91
Interest expense-net				397
Acquisition transaction and integration-related expenses				9
Non-cash stock and deferred compensation expense				51
Other, net				34
Income from continuing operations before income taxes				$635

(1)Primarily represents cost of sales, selling expenses, general and administrative expenses, research and development, and miscellaneous income or expense. Excludes depreciation and amortization; non-cash stock and deferred compensation expense; foreign currency transaction gains or losses and acquisition transaction and integration-related expenses.

	Thirty-Nine Week Period Ended June 28, 2025
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$659	$886		$1,545
Commercial and non-aerospace aftermarket	1,012	1,057		2,069
Defense	1,603	1,064		2,667
Non-aviation	—	—	113	113
Net sales	3,274	3,007	113	$6,394
Less:
Other segment expenses (1)	1,406	1,394	68
Total segment EBITDA As Defined	1,868	1,613	45	3,526
Less: Unallocated corporate EBITDA As Defined				85
Depreciation and amortization expense				271
Interest expense-net				1,152
Acquisition transaction and integration-related expenses				32
Non-cash stock and deferred compensation expense				124
Other, net				(14)
Income from continuing operations before income taxes				$1,876

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

The following table presents capital expenditures and depreciation and amortization by segment (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Capital expenditures
Power & Control	$39	$27	$105	$76
Airframe	33	26	92	72
Non-aviation	1	4	7	7
Corporate (1)	1	1	1	1
	$74	$58	$205	$156

Depreciation and amortization
Power & Control	67	45	177	130
Airframe	49	45	142	136
Non-aviation	2	1	4	4
Corporate (1)	—	—	1	1
	$118	$91	$324	$271
The following table presents total assets by segment (in millions):

	June 27, 2026	September 30, 2025
Total assets
Power & Control	$13,626	$9,859
Airframe	10,497	10,267
Non-aviation	214	202
Corporate (1)	2,417	2,581
	$26,754	$22,909

(1)Corporate consists of our corporate offices and does not constitute an operating segment. These amounts are included to reconcile to total consolidated assets.

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the total changes by component in accumulated other comprehensive income (loss), net of taxes, for the thirty-nine week periods ended June 27, 2026 and June 28, 2025 (in millions):

	Unrealized gains (losses) on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2025	$(4)	$(2)	$(4)	$(10)
Net current-period other comprehensive income (loss) (4)	33	—	(77)	(44)
Balance at June 27, 2026	$29	$(2)	$(81)	$(54)

Balance at September 30, 2024	$19	$1	$(62)	$(42)
Net current-period other comprehensive (loss) income (4)	(15)	—	105	90
Balance at June 28, 2025	$4	$1	$43	$48

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of tax (expense) benefit, of $3 million and $4 million for the thirteen week periods ended June 27, 2026 and June 28, 2025, respectively, and $10 million and $5 million for the thirty-nine week periods ended June 27, 2026 and June 28, 2025, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity for the defined pension plans and postretirement benefit plans for the thirteen and thirty-nine week periods ended June 27, 2026 and June 28, 2025.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates.
(4)Presented net of reclassifications out of accumulated other comprehensive income (loss) into earnings, specifically net sales and interest expense-net, for realized gains (losses) on derivatives designated and qualifying as cash flow hedges of $(2) million (net of taxes of $(1) million) and $10 million (net of taxes of $3 million), respectively, for the thirty-nine week period ended June 27, 2026 and $(1) million (net of taxes of less than $(1) million) and $34 million (net of taxes of $11 million), respectively, for the thirty-nine week period ended June 28, 2025.
14.    REDEEMABLE NONCONTROLLING INTERESTS
The purchase agreement of JPE and VSA includes a series of put and call options through fiscal year 2033. The put options are held by the minority owners, which provide the right to sell up to 100% of their remaining interest to the Company. The call options are held by the Company and provide it with the right to acquire from the minority owners up to 100% of their remaining interest. The options provide that the cash consideration to be paid for the equity interests (redemption value) is primarily based on a formula using certain EBITDA adjusted metrics and a specified multiple.
The noncontrolling interests are considered redeemable noncontrolling interests due to the put options of the minority owners, which creates a right by the Company to purchase their equity, and are presented outside the permanent equity on the Company’s condensed consolidated balance sheets. The rollforward of this equity is presented in the Company’s condensed consolidated statements of changes in stockholders’ deficit.
Redeemable noncontrolling interests are initially recorded at the issuance date fair value, which represents the acquisition date of JPE and VSA. When a redeemable noncontrolling interest is currently redeemable, or probable of becoming redeemable, it is subsequently adjusted to the greater of current redemption value or initial carrying value. The difference between the carrying value and redemption value as of June 27, 2026 was not material.

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

For the third quarter of fiscal 2026, we generated net sales of $2,741 million and net income attributable to TD Group of $539 million. EBITDA As Defined was $1,447 million, or 52.8% of net sales. Refer to the “Non-GAAP Financial Measures” section for certain information regarding EBITDA and EBITDA As Defined, including reconciliations of EBITDA and EBITDA As Defined to net income and net cash provided by operating activities.
Commercial aftermarket sales increased in the first nine months of fiscal 2026 compared to fiscal 2025 primarily due to the overall demand for air travel - both domestic and international in the first nine months of the fiscal year. Passenger load factors remain strong. Our commercial aftermarket demand remains strong despite the softening in overall industry capacity and RPMs arising from the conflict in the Middle East. We are monitoring the ongoing conflict in the Middle East and the adverse impact to global energy supplies and prices, global supply chains, inflationary pressures and commercial air travel. To date, we have not seen a significant change in commercial aftermarket order activity relative to levels prior to the start of the conflict. We continue to monitor the evolving macroeconomic environment; however, at this time we do not expect these factors to result in a material adverse effect on our business, financial condition and results of operations for at least the duration of fiscal 2026.
Our commercial transport original equipment manufacturer (“OEM”) shipments and revenues generally run ahead of aircraft delivery schedules. Consistent with prior years, our first nine months of fiscal 2026 shipments were a function of, among other things, the estimated 2025 and 2026 commercial aircraft production rates for Boeing and Airbus. Airline demand for new aircraft remains high and the OEMs, particularly Boeing and Airbus, continue to steadily increase aircraft production in recent quarters. Commercial OEM sales increased in the first nine months of fiscal 2026 compared to fiscal 2025 primarily due to the aircraft production increases by Boeing and Airbus.
Our defense business fluctuates from year-to-year, and is dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the U.S. Department of War (“DOW”) procurement policy and the extent of global conflicts. Likewise, delays in government spending outlays and government funding reprioritization can impact demand. For a variety of reasons, the military spending outlook is very uncertain, though recent DOW budgets have trended upwards due to recent geopolitical challenges and conflicts, and current military modernization efforts. Defense sales increased in the first nine months of fiscal 2026 compared to fiscal 2025 primarily due to continued growth in defense spending in both domestic and international markets.
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

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Thirteen Week Periods Ended
	June 27, 2026		% of Net Sales	June 28, 2025		% of Net Sales
Net sales	$2,741		100.0%	$2,237		100.0%
Cost of sales	1,113		40.6%	905		40.5%
Selling and administrative expenses	332		12.1%	242		10.8%
Amortization of intangible assets	69		2.5%	51		2.3%
Income from operations	1,227		44.8%	1,039		46.4%
Interest expense-net	514		18.8%	397		17.7%
Other expense	—		—%	7		0.3%
Income tax provision	173		6.3%	142		6.3%
Income from continuing operations	540		19.7%	493		22.0%
Less: Net income attributable to noncontrolling interests	(1)		—%	(1)		—%
Net income attributable to TD Group	$539		19.7%	$492		22.0%
Net income applicable to TD Group common stockholders	$539	(1)	19.7%	$492	(1)	22.0%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$9.39	(2)		$8.47	(2)
Weighted-average shares outstanding—basic and diluted	57.4			58.1
Other Data:
EBITDA	$1,345	(3)		$1,123	(3)
EBITDA As Defined	$1,447	(3)	52.8%	$1,217	(3)	54.4%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalents. No special dividends were declared or paid on participating securities, including dividend equivalent payments, for the thirteen week periods ended June 27, 2026 and June 28, 2025.
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

	Thirty-Nine Week Periods Ended
	June 27, 2026		% of Net Sales	June 28, 2025		% of Net Sales
Net sales	$7,569		100.0%	$6,394		100.0%
Cost of sales	3,078		40.7%	2,553		39.9%
Selling and administrative expenses	859		11.3%	689		10.8%
Amortization of intangible assets	185		2.4%	148		2.3%
Income from operations	3,447		45.5%	3,004		47.0%
Interest expense-net	1,472		19.4%	1,152		18.0%
Other income	(10)		(0.1)%	(24)		(0.4)%
Income tax provision	464		6.1%	411		6.4%
Income from continuing operations	1,521		20.1%	1,465		22.9%
Less: Net income attributable to noncontrolling interests	(2)		—%	(1)		—%
Net income attributable to TD Group	$1,519		20.1%	$1,464		22.9%
Net income applicable to TD Group common stockholders	$1,460	(1)	19.3%	$1,415	(1)	22.1%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$25.20	(2)		$24.31	(2)
Weighted-average shares outstanding—basic and diluted	57.9			58.2
Other Data:
EBITDA	$3,781	(3)		$3,299	(3)
EBITDA As Defined	$3,981	(3)	52.6%	$3,441	(3)	53.8%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalent payments of $59 million and $49 million for the thirty-nine week periods ended June 27, 2026 and June 28, 2025, respectively.
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

Changes in Results of Operations
Thirteen week period ended June 27, 2026 compared with the thirteen week period ended June 28, 2025
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirteen week periods ended June 27, 2026 and June 28, 2025 were as follows (amounts in millions):

	Thirteen Week Periods Ended			% Change Net Sales
	June 27, 2026	June 28, 2025	Change
Organic sales	$2,521	$2,237	$284	12.6%
Acquisition sales	220	—	220	9.8%
Net sales	$2,741	$2,237	$504	22.5%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. Refer to Note 2, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein for information on the Company’s recent acquisitions.
The increase in organic sales of $284 million for the thirteen week period ended June 27, 2026 compared to the thirteen week period ended June 28, 2025 is related to increases in commercial aftermarket, commercial OEM and defense sales.
•Cost of Sales and Gross Profit. Cost of sales increased by $208 million, or 23.0%, to $1,113 million for the thirteen week period ended June 27, 2026 compared to $905 million for the thirteen week period ended June 28, 2025. Cost of sales and the related percentage of net sales for the thirteen week periods ended June 27, 2026 and June 28, 2025 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2026	June 28, 2025	Change	% Change
Cost of sales - excluding costs below	$1,061	$846	$215	25.4%
% of net sales	38.7%	37.8%
Depreciation	41	35	6	17.1%
% of net sales	1.5%	1.6%
Acquisition transaction and integration-related expenses	14	3	11	366.7%
% of net sales	0.5%	0.1%
Foreign currency (gains) losses	(3)	21	(24)	(114.3)%
% of net sales	(0.1)%	0.9%
Total cost of sales	$1,113	$905	$208	23.0%
% of net sales	40.6%	40.5%
Gross profit (Net sales less Total cost of sales)	$1,628	$1,332	$296	22.2%
Gross profit percentage (Gross profit / Net sales)	59.4%	59.5%
Cost of sales during the thirteen week period ended June 27, 2026 slightly increased as a percentage of net sales. This was primarily due to the dilutive impact of the fiscal 2026 and 2025 acquisitions. Excluding the dilutive impact from these acquisitions, cost of sales as a percentage of net sales decreased due to sales mix (higher commercial aftermarket sales as a percentage of net sales compared to prior year), the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs spread over a higher production volume.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $90 million to $332 million for the thirteen week period ended June 27, 2026. The related percentage of net sales for the thirteen week periods ended June 27, 2026 and June 28, 2025 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2026	June 28, 2025	Change	% Change
Selling and administrative expenses - excluding costs below	$253	$190	$63	33.2%
% of net sales	9.2%	8.5%
Non-cash stock and deferred compensation expense	59	46	13	28.3%
% of net sales	2.2%	2.1%
Acquisition transaction and integration-related expenses	20	6	14	233.3%
% of net sales	0.7%	0.3%
Total selling and administrative expenses	$332	$242	$90	37.2%
% of net sales	12.1%	10.8%
Selling and administrative expenses during the thirteen week period ended June 27, 2026 increased as a percentage of net sales. This was primarily due to the dilutive impact of the fiscal 2026 and 2025 acquisitions and costs incurred to support the higher net sales growth and general and administrative expenses.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount, premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and collars designated and qualifying as cash flow hedges. Interest expense-net increased $117 million, or 29.5%, to $514 million for the thirteen week period ended June 27, 2026 from $397 million for the comparable thirteen week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.2% for the thirteen week periods ended June 27, 2026 and June 28, 2025.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 24.3% for the thirteen week period ended June 27, 2026 compared to 22.4% for the thirteen week period ended June 28, 2025. Refer to Note 9, “Income Taxes”, in the notes to the condensed consolidated financial statements included herein for additional information.
•Earnings per Share. Basic and diluted earnings per share was $9.39 for the thirteen week period ended June 27, 2026 and $8.47 for the thirteen week period ended June 28, 2025.
Business Segments
•Segment Net Sales. Net sales by segment for the thirteen week periods ended June 27, 2026 and June 28, 2025 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2026	% of Net Sales	June 28, 2025	% of Net Sales	Change	% Change
Power & Control	$1,509	55.0%	$1,139	50.9%	$370	32.5%
Airframe	1,186	43.3%	1,058	47.3%	128	12.1%
Non-aviation	46	1.7%	40	1.8%	6	15.0%
Net sales	$2,741	100.0%	$2,237	100.0%	$504	22.5%
Net sales for the Power & Control segment increased $370 million primarily from increases in sales in commercial aftermarket, commercial OEM and defense.
Net sales for the Airframe segment increased $128 million primarily from increases in sales in commercial aftermarket, commercial OEM and defense.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirteen week periods ended June 27, 2026 and June 28, 2025 were as follows (amounts in millions):

	Thirteen Week Periods Ended
	June 27, 2026	% of Segment Net Sales		June 28, 2025	% of Segment Net Sales		Change	% Change
Power & Control	$808	53.5%		$646	56.7%		$162	25.1%
Airframe	645	54.4%		569	53.8%		76	13.4%
Non-aviation	21	45.7%		17	42.5%		4	23.5%
Total segment EBITDA As Defined	1,474	53.8%		1,232	55.1%		242	19.6%
Less: Unallocated corporate EBITDA As Defined	27	1.0%	(1)	15	0.7%	(1)	12	80.0%
Total Company EBITDA As Defined	$1,447	52.8%	(1)	$1,217	54.4%	(1)	$230	18.9%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control and Airframe segments increased $162 million and $76 million, respectively, due to the increase in net sales described above, along with our application of our three core value-driven operating strategy.
Unallocated corporate EBITDA As Defined consists primarily of corporate expenses which includes compensation, benefits, professional services and other administrative costs incurred by our corporate offices.
Thirty-nine week period ended June 27, 2026 compared with the thirty-nine week period ended June 28, 2025
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the thirty-nine week periods ended June 27, 2026 and June 28, 2025 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended			% Change Net Sales
	June 27, 2026	June 28, 2025	Change
Organic sales	$7,063	$6,394	$669	10.5%
Acquisition sales	506	—	506	7.9%
Net sales	$7,569	$6,394	$1,175	18.4%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. Refer to Note 2, “Acquisitions,” in the notes to the condensed consolidated financial statements included herein for information on the Company’s recent acquisitions.
The increase in organic sales of $669 million for the thirty-nine week period ended June 27, 2026 compared to the thirty-nine week period ended June 28, 2025 is related to increases in commercial aftermarket, commercial OEM and defense sales.

•Cost of Sales and Gross Profit. Cost of sales increased by $525 million, or 20.6%, to $3,078 million for the thirty-nine week period ended June 27, 2026 compared to $2,553 million for the thirty-nine week period ended June 28, 2025. Cost of sales and the related percentage of net sales for the thirty-nine week periods ended June 27, 2026 and June 28, 2025 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2026	June 28, 2025	Change	% Change
Cost of sales - excluding costs below	$2,931	$2,422	$509	21.0%
% of net sales	38.7%	37.9%
Depreciation	116	104	12	11.5%
% of net sales	1.5%	1.6%
Acquisition transaction and integration-related expenses	31	16	15	93.8%
% of net sales	0.4%	0.3%
Foreign currency losses	—	11	(11)	(100.0)%
% of net sales	—%	0.2%
Total cost of sales	$3,078	$2,553	$525	20.6%
% of net sales	40.7%	39.9%
Gross profit (Net sales less Total cost of sales)	$4,491	$3,841	$650	16.9%
Gross profit percentage (Gross profit / Net sales)	59.3%	60.1%
Cost of sales during the thirty-nine week period ended June 27, 2026 increased as a percentage of net sales. This was primarily due to the dilutive impact of the fiscal 2026 and 2025 acquisitions. Excluding the dilutive impact from these acquisitions, cost of sales as a percentage of net sales decreased due to sales mix (higher commercial aftermarket sales as a percentage of net sales compared to prior year), the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs spread over a higher production volume.
•Selling and Administrative Expenses. Selling and administrative expenses increased by $170 million to $859 million for the thirty-nine week period ended June 27, 2026. The related percentage of net sales for the thirty-nine week periods ended June 27, 2026 and June 28, 2025 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2026	June 28, 2025	Change	% Change
Selling and administrative expenses - excluding costs below	$718	$561	$157	28.0%
% of net sales	9.5%	8.8%
Non-cash stock and deferred compensation expense	107	112	(5)	(4.5)%
% of net sales	1.4%	1.8%
Acquisition transaction and integration-related expenses	34	16	18	112.5%
% of net sales	0.4%	0.3%
Total selling and administrative expenses	$859	$689	$170	24.7%
% of net sales	11.3%	10.8%
Selling and administrative expenses during the thirty-nine week period ended June 27, 2026 increased as a percentage of net sales. This was primarily due to the dilutive impact of the fiscal 2026 and 2025 acquisitions and costs incurred to support the higher net sales growth and general and administrative expenses.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount, premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and collars designated and qualifying as cash flow hedges. Interest expense-net increased $320 million, or 27.8%, to $1,472 million for the thirty-nine week period ended June 27, 2026 from $1,152 million for the comparable thirty-nine week period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.2% for the thirty-nine week periods ended June 27, 2026 and June 28, 2025.

•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 23.4% for the thirty-nine week period ended June 27, 2026 compared to 21.9% for the thirty-nine week period ended June 28, 2025. Refer to Note 9, “Income Taxes”, in the notes to the condensed consolidated financial statements included herein for additional information.
•Earnings per Share. Basic and diluted earnings per share was $25.20 for the thirty-nine week period ended June 27, 2026 and $24.31 for the thirty-nine week period ended June 28, 2025. Net income attributable to TD Group for the thirty-nine week period ended June 27, 2026 of $1,519 million was decreased by dividend equivalent payments of $59 million, or $1.02 per share, resulting in net income applicable to TD Group common stockholders of $1,460 million. Net income attributable to TD Group for the thirty-nine week period ended June 28, 2025 of $1,464 million was decreased by dividend equivalent payments of $49 million, or $0.83 per share, resulting in net income applicable to TD Group common stockholders of $1,415 million.
Business Segments
•Segment Net Sales. Net sales by segment for the thirty-nine week periods ended June 27, 2026 and June 28, 2025 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2026	% of Net Sales	June 28, 2025	% of Net Sales	Change	% Change
Power & Control	$4,099	54.2%	$3,274	51.2%	$825	25.2%
Airframe	3,340	44.1%	3,007	47.0%	333	11.1%
Non-aviation	130	1.7%	113	1.8%	17	15.0%
Net sales	$7,569	100.0%	$6,394	100.0%	$1,175	18.4%
Net sales for the Power & Control segment increased $825 million primarily from increases in sales in commercial aftermarket, commercial OEM and defense.
Net sales for the Airframe segment increased $333 million primarily from increases in sales in commercial aftermarket, commercial OEM and defense.
•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the thirty-nine week periods ended June 27, 2026 and June 28, 2025 were as follows (amounts in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2026	% of Segment Net Sales		June 28, 2025	% of Segment Net Sales		Change	% Change
Power & Control	$2,197	53.6%		$1,868	57.1%		$329	17.6%
Airframe	1,808	54.1%		1,613	53.6%		195	12.1%
Non-aviation	56	43.1%		45	39.8%		11	24.4%
Total segment EBITDA As Defined	4,061	53.7%		3,526	55.1%		535	15.2%
Less: Unallocated corporate EBITDA As Defined	80	1.1%	(1)	85	1.3%	(1)	(5)	(5.9)%
Total Company EBITDA As Defined	$3,981	52.6%	(1)	$3,441	53.8%	(1)	$540	15.7%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control and Airframe segments increased approximately $329 million and $195 million, respectively, due to the increase in net sales described above, along with our application of our three core value-driven operating strategy.
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
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	June 27, 2026	September 30, 2025
Selected Balance Sheet Data:
Cash and cash equivalents	$2,773	$2,808
Working capital (Total current assets less total current liabilities)	5,197	4,830
Total assets	26,754	22,909
Total debt (1)	33,485	30,015
TD Group stockholders’ deficit	(9,809)	(9,686)

(1)Includes debt issuance costs, original issue discount and premium. Reference Note 8, “Debt,” in the notes to the condensed consolidated financial statements included herein for additional information.

	Thirty-Nine Week Periods Ended
	June 27, 2026	June 28, 2025
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$1,691	$1,531
Investing activities	(3,370)	(349)
Financing activities	1,652	(4,669)
Capital expenditures	205	156
Ratio of earnings to fixed charges (1)	2.3x	2.6x

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
•On April 7, 2026, the Company completed the acquisition of approximately 95% of the outstanding stock of Jet Parts Engineering (“JPE”) and approximately 96% of the outstanding stock of Victor Sierra Aviation Holdings (“VSA”) for approximately $2.2 billion in cash. The definitive agreement to acquire JPE and VSA was entered into on January 13, 2026. The acquisition was financed using cash on hand and the net proceeds from the debt offerings completed in February 2026 (as further described below).
•During the first nine months of fiscal 2026, the Company completed several acquisitions consisting of substantially all of the assets and technical data rights of certain product lines or all the outstanding stock of certain businesses (collectively, referred to herein as the “Other Acquisitions”), each meeting the definition of a business, for a total aggregate purchase price of $257 million in cash. These acquisitions represent bolt-ons to existing TransDigm operating units. Each of the acquisitions was financed using cash on hand.
•On July 13, 2026, the Company announced that it elected to withdraw from its proposed $960 million acquisition of Stellant Systems, Inc. (“Stellant”). The Company had previously entered into a definitive agreement to acquire all the outstanding stock of Stellant on December 30, 2025.

•On July 27, 2026, the Company announced its definitive agreement to acquire all the outstanding stock of Prince & Izant for approximately $1.1 billion in cash. The acquisition is subject to regulatory approvals in the United States and customary closing conditions.
Debt Financing
•On February 13, 2026, the Company completed $2,000 million in new debt issuances. The new debt was comprised of $1,200 million in aggregate principal amount of senior subordinated notes due 2034 at an issue price of 100% that bear interest at a rate of 6.125% (the “$1,200 million 6.125% 2034 Notes”) and $800 million of Tranche N term loans (the “Initial Tranche N term loans”) that bear interest at a rate of Term SOFR plus 2.50%.
The net proceeds from the February 13, 2026 new debt issuances were used, along with cash on hand, to fund the purchase price of the acquisition of JPE and VSA and for related transaction fees and expenses.
•On April 17, 2026, the Company completed $1,500 million in new debt issuances. The new debt was comprised of an additional $500 million in aggregate principal amount of additional senior subordinated notes due 2034 at an issue price of 100.375%, or a premium of approximately $2 million, that bear interest at a rate of 6.125% (the “$500 million 6.125% 2034 Notes” which collectively; along with the $1,200 million 6.125% 2034 Notes, are referred to herein as the “6.125% 2034 Notes”) and $1,000 million in Tranche N term loans (the “Additional Tranche N term loans”) that bear interest at a rate of Term SOFR plus 2.50% (collectively, the Additional Tranche N term loans and the Initial Tranche N term loans are referred to herein as the “Tranche N term loans”).
The net proceeds from the April 17, 2026 new debt issuances were intended to be used, along with cash on hand, to fund the purchase price of the proposed acquisition of Stellant, common stock repurchases (as further described below) and for general corporate purposes. Notwithstanding the July 13, 2026 announcement that the Company elected to withdraw from its proposed acquisition of Stellant, there was no special mandatory redemption of the April 17, 2026 debt issuances and they remain outstanding.
•On July 10, 2026, the Company amended its trade receivable securitization facility (the “Securitization Facility”) to, among other things, (i) increase the borrowing capacity from $725 million to $1,000 million; and (ii) extend the maturity date to July 9, 2027. The Company subsequently drew $25 million available under the Securitization Facility in July 2026. Prior to the amendment, the Securitization Facility was fully drawn.
Common Stock Repurchases
•For the thirty-nine week period ended June 27, 2026, the Company repurchased, in aggregate, 1,496,383 shares of common stock at an average price of $1,207.50 per share for a total amount of $1,807 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders’ deficit. Whether the Company undertakes additional stock repurchases or other aforementioned activities will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.
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
The Company’s objective is to maintain an allocation of at least 75% fixed rate and 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps, caps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 11, “Derivatives and Hedging Activities,” in the notes to the condensed consolidated financial statements included herein. As of June 27, 2026, approximately 75% of our gross debt was fixed rate.

As of June 27, 2026, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of June 27, 2026
Cash and cash equivalents	$2,773
Availability on revolving credit facility	864
Cash liquidity	$3,637
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
In connection with the continued application of our three core value-driven operating strategy, we expect our efforts will continue to generate strong margins and provide sufficient cash from operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business acquisitions, pay dividends to our shareholders and make opportunistic investments in our own stock, subject to any restrictions in our existing Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”) and market conditions.
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
Operating Activities. The Company generated $1,691 million of net cash from operating activities during the thirty-nine week period ended June 27, 2026 compared to $1,531 million during the thirty-nine week period ended June 28, 2025.
The change in accounts receivable during the thirty-nine week periods ended June 27, 2026 and June 28, 2025 was a use of cash of $126 million due to the timing of sales and related cash collections. The Company actively manages its accounts receivable, the related agings and collection efforts.
The change in inventories during the thirty-nine week period ended June 27, 2026 was a use of cash of $232 million compared to a use of cash of $158 million during the thirty-nine week period ended June 28, 2025. The increase is due to an increase in raw materials to support the fiscal 2026 sales demand. The Company manages inventory levels in support of customer needs.
The change in accounts payable during the thirty-nine week period ended June 27, 2026 was a source of cash of $7 million compared to a source of cash of $1 million during the thirty-nine week period ended June 28, 2025. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $3,370 million during the thirty-nine week period ended June 27, 2026, consisting of the acquisitions of Simmonds, JPE and VSA and other acquisitions of businesses aggregating to $3,159 million, capital expenditures of $205 million and other investing transactions outflows of $6 million.
Net cash used in investing activities was $349 million during the thirty-nine week period ended June 28, 2025, consisting of acquisitions of businesses aggregating to $239 million and capital expenditures of $156 million; partially offset by other investing transactions inflows of $46 million.
Financing Activities. Net cash provided by financing activities was $1,652 million during the thirty-nine week period ended June 27, 2026. The source of cash was attributable to the net proceeds from the February and April 2026 new debt issuances, including fees, aggregating to $3,467 million plus proceeds from stock option exercises of $116 million; partially offset by repurchases of common stock of $1,807 million, repayments on term loans plus other financing costs aggregating to $65 million, and dividend equivalent payments of $59 million.
Net cash used in financing activities was $4,669 million during the thirty-nine week period ended June 28, 2025. The use of cash was attributable to dividend and dividend equivalent payments of $4,396 million, repurchases of common stock of $500 million and repayments on term loans plus other financing costs aggregating to $48 million; partially offset by proceeds from stock option exercises of $147 million and the net proceeds of short-term and long-term debt transactions, including fees, of $128 million.

Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facilities
TransDigm has $12,868 million in fully drawn term loans (the “Term Loans Facility”) as of June 27, 2026 and a $910 million revolving credit facility. The Term Loans Facility consists of five tranches of term loans with maturity dates ranging from March 22, 2030 to February 13, 2033, and requires quarterly aggregate principal payments of $32 million.
The revolving commitments consist of two tranches which include up to $139 million of multicurrency revolving commitments. At June 27, 2026, the Company had $46 million in letters of credit outstanding and $864 million in borrowings available under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of 2.25%. The unused portion of the revolving commitments is subject to a fee of 0.50% per annum. The maturity date of the revolving credit facility is February 27, 2029.
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
Indentures
The following table represents the senior subordinated and secured notes outstanding as of June 27, 2026:

Description	Aggregate Principal	Maturity Date	Interest Rate
2028 Secured Notes (2)	$2,100 million	August 15, 2028	6.750%
4.625% 2029 Notes (1)	$1,200 million	January 15, 2029	4.625%
2029 Secured Notes (2)	$2,750 million	March 1, 2029	6.375%
4.875% 2029 Notes (1)	$750 million	May 1, 2029	4.875%
2030 Secured Notes (2)	$1,450 million	December 15, 2030	6.875%
2031 Secured Notes (2)	$1,000 million	December 1, 2031	7.125%
2032 Secured Notes (2)	$2,200 million	March 1, 2032	6.625%
2033 Secured Notes (2)	$1,500 million	January 15, 2033	6.000%
6.375% 2033 Notes (1)	$2,650 million	May 31, 2033	6.375%
2034 Secured Notes (2)	$500 million	January 31, 2034	6.250%
6.750% 2034 Notes (1)	$2,000 million	January 31, 2034	6.750%
6.125% 2034 Notes (1)	$1,700 million	July 31, 2034	6.125%

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

Guarantor Information
The Subordinated Notes are subordinated to all of our existing and future senior secured debt, including indebtedness under TransDigm’s existing senior secured credit facilities, rank equally with all of our existing and future senior subordinated debt and rank senior to all of our future debt that is expressly subordinated to the Subordinated Notes. The 4.625% 2029 Notes and the 4.875% 2029 Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by TransDigm Group, TransDigm UK and TransDigm Inc.’s Domestic Restricted Subsidiaries (as defined in the applicable indentures). The 6.375% 2033 Notes, 6.750% 2034 Notes and the 6.125% 2034 Notes are guaranteed, on a senior subordinated basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm’s senior secured credit facilities or that issues or guarantees any capital markets indebtedness of TransDigm or any of the guarantors in an aggregate principal amount of at least $200 million. The table set forth in Exhibit 22.1 filed with this Form 10-Q details the primary obligors and guarantors. The guarantees of the Subordinated Notes are subordinated to all of the guarantors’ existing and future senior debt, rank equally with all of their existing and future senior subordinated debt and rank senior to all of their future debt that is expressly subordinated to the guarantees of the Subordinated Notes. The Subordinated Notes are structurally subordinated to all of the liabilities of TransDigm Group’s non-guarantor subsidiaries.
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

(in millions)	As of June 27, 2026	As of September 30, 2025
Current assets	$4,916	$4,494
Goodwill	9,915	8,340
Other non-current assets	5,534	4,003
Current liabilities	1,419	1,048
Non-current liabilities	33,515	30,014
Redeemable noncontrolling interests	81	—
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors-net	(2,584)	(2,316)

Thirty-Nine Week Period Ended
(in millions)	June 27, 2026
Net sales	$6,103
Sales to subsidiaries that are non-issuers and non-guarantors	27
Cost of sales	2,457
Expense from subsidiaries that are non-issuers and non-guarantors-net	30
Income from operations	1,020
Net income attributable to TD Group	1,019
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
As of June 27, 2026, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.

Trade Receivable Securitization Facility
During fiscal 2014, the Company established the Securitization Facility. The Company’s Securitization Facility effectively increases the Company’s borrowing capacity depending on the amount of the domestic operations’ trade accounts receivable. The Securitization Facility includes the right for the Company to exercise annual one year extensions as long as there have been no termination events as defined by the agreement. The Company uses the proceeds from the Securitization Facility as an alternative to other forms of debt, effectively reducing borrowing costs.
As of June 27, 2026, the Securitization Facility, with borrowing capacity of $725 million, was fully drawn and the applicable interest rate was 5.03%. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.
On July 10, 2026, the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $725 million to $1,000 million; and (ii) extend the maturity date to July 9, 2027. The Company subsequently drew $25 million available under the Securitization Facility in July 2026.
Contractual Obligations
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, pension and post-retirement benefit plans and purchase obligations. During the thirty-nine week period ended June 27, 2026, other than the debt financing activities disclosed in Note 8, “Debt,” in the notes to the condensed consolidated financial statements included herein, there were no material changes to these obligations as reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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
No dividends were declared in the thirty-nine week period ended June 27, 2026. Dividend equivalent payments are made during the Company’s first fiscal quarter each year and also upon payment of any dividends declared. Total dividend equivalent payments in the first quarter of fiscal 2026 were approximately $59 million.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of June 27, 2026, the Company had $46 million in letters of credit outstanding.

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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net Income	$540	$493	$1,521	$1,465
Adjustments:
Depreciation and amortization expense	118	91	324	271
Interest expense-net	514	397	1,472	1,152
Income tax provision	173	142	464	411
EBITDA	1,345	1,123	3,781	3,299
Adjustments:
Acquisition transaction and integration-related expenses (1)	35	9	66	32
Non-cash stock and deferred compensation expense (2)	65	51	118	124
Other, net (3)	2	34	16	(14)
EBITDA As Defined	$1,447	$1,217	$3,981	$3,441

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

(3)
Primarily represents foreign currency transaction gains or losses, costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and other miscellaneous income or expense, such as gain on sale of business.

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Thirty-Nine Week Periods Ended
	June 27, 2026	June 28, 2025
Net cash provided by operating activities	$1,691	$1,531
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	305	337
Interest expense-net (1)	1,437	1,124
Income tax provision-current	466	414
Gain on sale of businesses, net	—	17
Non-cash stock and deferred compensation expense (2)	(118)	(124)
EBITDA	3,781	3,299
Adjustments:
Acquisition transaction and integration-related expenses (3)	66	32
Non-cash stock and deferred compensation expense (2)	118	124
Other, net (4)	16	(14)
EBITDA As Defined	$3,981	$3,441

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and premium and discount on debt.

(2)	Represents the compensation expense recognized under our stock option plans and deferred compensation plans.

(3)
Represents costs incurred to integrate acquired businesses into our operations; facility relocation costs and other acquisition-related costs; transaction and valuation-related costs for acquisitions comprising deal fees, legal, financial and tax due diligence expenses; and amortization expense of inventory step-up recorded in connection with the purchase accounting of acquired businesses.

(4)
Primarily represents foreign currency transaction gains or losses, costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements, payroll withholding taxes related to dividend equivalent payments and stock option exercises, non-service related pension costs, deferred compensation payments and other miscellaneous income or expense, such as gain on sale of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information called for by this item is provided under the caption “Description of Senior Secured Term Loans and Indentures” in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Market risks are described more fully within Quantitative and Qualitative Disclosures About Market Risk in Part II, Item 7A of our most recent Annual Report on Form 10-K (for the fiscal year ended September 30, 2025, filed on November 12, 2025). These market risks have not materially changed for the third quarter of fiscal year 2026.
ITEM 4. CONTROLS AND PROCEDURES
As of June 27, 2026, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
During the thirty-nine week period ended June 27, 2026, the Company completed the acquisitions of Simmonds, JPE and VSA. The Company is currently integrating the acquisitions into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded the acquisitions from management’s evaluation of internal controls over financial reporting as of June 27, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 27, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: PURCHASES OF EQUITY SECURITIES BY THE ISSUER
The following table presents information about repurchases of TransDigm Group Inc. common stock made by the Company during the third quarter of fiscal year 2026 (in millions, except shares and average price per share data):

			Total Number of Shares	Dollar Value of Shares
	Total Number	Average Price	Repurchased as Part	That May Yet Be
	of Shares	Paid	of Publicly Announced	Purchased Under the
Period	Repurchased	Per Share	Plans or Programs	Plans or Programs (1)
March 29, 2026 - April 25, 2026	66,537	$1,138.88	66,537	$4,883
April 26, 2026 - May 23, 2026	342,183	1,193.40	342,183	4,474
May 24, 2026 - June 27, 2026	400,381	1,232.36	400,381	3,981
Total	809,101	$1,208.20	809,101

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

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From

10.1	Twentieth Amendment to the Receivables Purchase Agreement dated as of July 10, 2026, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group*	Filed Herewith
22.1	Listing of Subsidiary Guarantors	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSDIGM GROUP INCORPORATED

SIGNATURE	TITLE	DATE

/s/ Michael Lisman	President and Chief Executive Officer (Principal Executive Officer)	August 4, 2026
Michael Lisman

/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer)	August 4, 2026
Sarah Wynne