Form 10-K
period 2026-09-30
TransDigm Group INC
filed 2026-11-10
CIK 1260221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 27, 2026, based upon the last sale price of such voting and non-voting common stock on that date, was $63,280,488,578.
The number of shares outstanding of TransDigm Group Incorporated’s common stock, par value $.01 per share, was 54,589,836 as of October 30, 2026.
Documents incorporated by reference: Certain sections of the registrant’s definitive Proxy Statement to be filed in connection with its 2027 Annual Meeting of Stockholders expected to be held on March 11, 2027 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains both historical and “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements other than statements of historical fact included that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements, including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this Annual Report on Form 10-K. These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to, among other things, our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Many factors mentioned in our discussion in this Annual Report on Form 10-K, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the risks outlined under “Risk Factors” in this Annual Report on Form 10-K. Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them does occur, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We do not undertake any obligation to update these forward-looking statements or the risk factors contained in this Annual Report on Form 10-K to reflect new information, future events or otherwise, except as may be required under federal securities laws.
Important factors that could cause actual results to differ materially from the forward-looking statements made in this Annual Report on Form 10-K include, but are not limited to: the sensitivity of our business to the number of flight hours that our customers’ planes spend aloft and our customers’ profitability, both of which are affected by general economic conditions; supply chain constraints; increases in raw material costs, taxes and labor costs that cannot be recovered in product pricing; failure to complete or successfully integrate acquisitions; our indebtedness; repurchases of common stock; current and future geopolitical or other worldwide events, including, without limitation, wars or conflicts and public health crises; cybersecurity threats; risks related to the transition or physical impacts of climate change and other natural disasters or meeting regulatory requirements; our reliance on certain customers; the United States (“U.S.”) defense budget and risks associated with being a government supplier including government audits and investigations; failure to maintain government or industry approvals; risks related to changes in laws and regulations, including increases in compliance costs and potential changes in trade policies and tariffs; potential environmental liabilities; liabilities arising in connection with litigation; risks and costs associated with our international sales and operations; and other factors.
In this report, the term “TD Group” refers to TransDigm Group Incorporated, which holds all of the outstanding capital stock of TransDigm Inc. The terms “Company,” “TransDigm,” “we,” “us,” “our” and similar terms, unless the context otherwise requires, refer to TD Group, together with TransDigm Inc. and its wholly-owned and majority-owned subsidiaries for which it has a controlling interest. References to “fiscal year” mean the year ending or ended September 30. For example, “fiscal year 2026” or “fiscal 2026” means the period from October 1, 2025 to September 30, 2026.
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
We believe our business strategy is built on the following key strengths: (1) a focus on proprietary products with significant aftermarket content, (2) successful execution of our value-driven operating strategy focused on our three core value drivers, (3) a decentralized organizational structure, (4) a disciplined acquisition strategy, and (5) an efficient capital structure.

Proprietary Aerospace and Aftermarket. We estimate that approximately 90% of our net sales in fiscal year 2026 were generated by proprietary products. Most of our products generate significant aftermarket revenue. Once our parts are designed into and sold on a new aircraft, we generate net sales from aftermarket consumption over the life of that aircraft, which is generally estimated at 25 to 30 years. A typical platform is produced for 20 to 30 years, giving us an estimated product life cycle typically in excess of 50 years. We estimate that approximately 55% of our net sales in fiscal year 2026 were generated from the aftermarket, the vast majority of which came from the commercial and military aftermarkets. Historically, aftermarket revenues have produced higher gross margins and have been more stable than net sales to original equipment manufacturers (“OEMs”).
Value-Driven Operating Strategy. Our three core value drivers are:
•Obtaining Profitable New Business. We seek to obtain profitable new business by using our technical expertise and application skill and our detailed knowledge of our customer base and the individual niche markets in which we operate. We have regularly succeeded in identifying and developing both aftermarket and OEM products to drive our growth.
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
Decentralized Organization. We operate through a decentralized organizational structure built around operating units that are grouped into our three segments: Power & Control, Airframe and Non-aviation. Our operating units have significant autonomy, and key operating decisions are made locally, closer to the customer, rather than at the corporate level.
Disciplined Acquisition Strategy. We maintain a disciplined acquisition strategy focused on proprietary commercial aerospace component businesses with significant aftermarket content, where we see a clear path to create value and earn private equity-like returns by applying our three core value drivers. Integrating acquired businesses into our existing operations and applying our operating strategy has historically improved the financial performance of the acquired businesses. Refer to Note 2, “Acquisitions,” in the notes to the consolidated financial statements included herein for information on the recent acquisitions.
Efficient Capital Structure. We believe that our consistently high levels of cash flow from operating activities support a capital structure that uses financial leverage to enhance stockholder returns. We have historically operated with higher leverage than many of our peers. We actively manage our debt profile and the timing of our capital deployment in pursuit of attractive returns for our stockholders. If we have excess cash, we generally prioritize allocating the excess cash in the following manner: (1) investing capital in existing businesses, (2) acquisitions of businesses, (3) payment of a special dividend and/or repurchases of our common stock and (4) prepayment of indebtedness or repurchase of debt.
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

Segments
The Company’s businesses are organized and managed in three reportable segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electromechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, databus and power controls, advanced sensor products, switches and relay panels, high performance hoists, winches and lifting devices, cargo loading, handling and delivery systems, brazing alloys and specialty metal components, electronic components used in the generation, amplification, transmission and reception of microwave signals, and single and two-stage servo valves. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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
The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include seat belts and safety restraints for ground transportation applications, mechanical/electromechanical actuators and controls for space applications, hydraulic/electromechanical actuators and fuel valves for land-based gas turbines, and refueling systems for heavy equipment used in mining, construction and other industries, and turbine controls for the energy and oil and gas markets. Primary customers of this segment are off-road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers, manufacturers of heavy equipment used in mining, construction and other industries and turbine original equipment manufacturers, gas pipeline builders and electric utilities.
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
Our customers include: (1) distributors of aerospace components; (2) worldwide commercial airlines, including national and regional airlines; (3) large commercial transport and regional and business aircraft OEMs; (4) various armed forces of the United States and friendly foreign governments; (5) defense OEMs; (6) system suppliers; and (7) various other industrial customers. Our top ten customers for fiscal year 2026 accounted for approximately 45% of our net sales, up from 40% in fiscal 2025. Products supplied to many of our customers are used on multiple platforms. None of our customers individually accounted for greater than 10% of our net sales for fiscal year 2026. We believe that our diversified revenue base reduces our dependence on any particular product, platform or market channel and has been a significant factor in maintaining our financial performance.
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
For information regarding environmental reserves, refer to Note 13, “Commitments and Contingencies,” in the notes to the consolidated financial statements included herein. Compliance with federal, state, local and foreign environmental laws during fiscal 2026 did not have a material impact on our capital expenditures, results of operations or cash flows. Based upon consideration of currently available information, we believe liabilities for environmental matters will not have a material adverse impact on our consolidated financial statements, but we cannot assure that material environmental liabilities will not arise in the future. For further information on environmental-related risks, including climate change, refer to Item 1A. “Risk Factors.”

Human Capital Resources
As of September 30, 2026, we had approximately 19,100 full-time, part-time and temporary employees. Approximately 17% of our full-time and part-time employees are represented by labor unions. Collective bargaining agreements between us and these labor unions expire at various dates up to September 2029.
The development, attraction and retention of employees, and succession planning, are critical to our operating units and to sustaining our three core value drivers (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers). To support these objectives, we maintain development programs such as TransDigm University; recruiting programs such as the Management Development Program, which recruits recent master’s program graduates, and the Junior Military Officer Program, which recruits U.S. military veterans; and tuition reimbursement and local college training partnerships at some operating units. Our executive team also dedicates substantial time to mentoring rising talent and assessing our pool of future leaders.
We offer competitive compensation and benefits, including base pay, bonus programs, equity awards, retirement savings plans, health and wellness programs and paid time off, and we believe these programs fairly reward our employees.
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
We emphasize process safety and risk mitigation at our facilities. We require our personnel to report risks, hazards, incidents and near misses so that we can investigate them and take preventive measures, and each operating unit reports environmental, health and safety matters to our executive team monthly.
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
Our top ten customers for fiscal year 2026 accounted for approximately 45% of our net sales. A material reduction in purchasing by one of our larger customers for any reason, including but not limited to general economic or aerospace downturns, decreased production, strike or resourcing, could have a material adverse effect on results of operations, financial position and cash flows.
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
A significant portion of our growth has occurred through acquisitions. Future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We intend to pursue acquisitions that we believe will present opportunities consistent with our overall business strategy. However, we may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms or may be unable to receive necessary regulatory approvals or support. Regulators may also require significant concessions or impose conditions that have resulted, and could in the future result, in significant costs or force us to abandon proposed transactions. In addition, we may not be able to raise the capital necessary to fund future acquisitions. Because we may actively pursue multiple opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including regulatory complications or difficulties in employing sufficient staff and maintaining operational and management oversight.
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
We have a significant amount of indebtedness and may incur substantial additional indebtedness in the future. Although our senior secured credit facility and the indentures governing the various series of senior secured and senior subordinated notes outstanding (the “Notes”) contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and the indebtedness incurred in compliance with these qualifications and exceptions could be substantial. A breach of any of the covenants or an inability to comply with the required leverage ratio could result in a default under the senior secured credit facility or the indentures.
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
All of the term loans under our term loan facility and the trade receivable securitization facility (the “Securitization Facility”) bear interest at variable rates based on the Term Secured Overnight Financing Rate (“Term SOFR”). Accordingly, if Term SOFR increases, our debt service expense will also increase. In order to mitigate the interest rate risk of these variable rate borrowings, we enter into interest rate swap and collar agreements that cover a significant portion of the existing variable rate debt and may continue to do so in the future, subject to market and other conditions.
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
•pay distributions on, redeem or repurchase our capital stock, or redeem or repurchase our subordinated debt;
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
Our business is affected by the price and availability of the raw materials and component parts that we use to manufacture our components. Our business, therefore, could be adversely impacted by factors affecting our suppliers (such as the destruction of our suppliers’ facilities or their distribution infrastructure, a work stoppage or strike by our suppliers’ employees or the failure of our suppliers to provide materials of the requisite quality), or by increased costs of such raw materials or components if we were unable to pass along such price increases to our customers. Changes to tariff and import and export regulations in the United States and abroad have, and may also continue to, negatively impact the availability and pricing of raw materials.
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
Regulation that would have a material adverse impact on air travel could also have a material adverse impact on our business. Given the uncertainty around these issues, we cannot predict how future legislation will affect our operations and financial condition.
Our operations depend on our manufacturing facilities, which are subject to physical and other risks that could disrupt production.
Our operations and those of our customers and suppliers have been and may again be subject to natural disasters, climate change-related events, pandemics or other business disruptions, which could seriously harm our results of operations and increase our costs and expenses. Some of our manufacturing facilities are located in regions that may be impacted by severe weather events, such as increased storm frequency or severity in the Atlantic and fires in hotter and drier climates. These could result in potential damage to our physical assets as well as disruptions in manufacturing activities. Some of our manufacturing facilities are located in areas that may be at risk due to rising sea levels. Moreover, some of our manufacturing facilities are located in areas that could experience decreased access to water due to climate issues.

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
Our net sales to foreign customers were $3,698 million for the fiscal year ended September 30, 2026. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including war, sanctions, global health crises, currency fluctuations, difficulties in staffing and managing multinational operations, general economic and political uncertainties and potential for social unrest in countries in which we operate, limitations on our ability to enforce legal rights and remedies, restrictions on the repatriation of funds, change in trade policies, tariff regulation, difficulties in obtaining export and import licenses and the risk of government financed competition.
Issues with the global supply chain arise due to some of the aforementioned risks, as well as the availability and cost of raw materials to suppliers, merchandise quality or safety issues, shipping and transport availability and cost, increases in wage rates and taxes, transport security, inflation and other factors relating to the suppliers and the countries in which they are located or from which they import. Such issues are often beyond our control and could adversely affect our operations and profitability. Furthermore, the Company is subject to foreign and domestic laws and regulations, which generally prohibit companies and their employees, agents and contractors from making improper payments for the purpose of obtaining or retaining business. Failure to comply with these laws could subject the Company to civil and criminal penalties that could materially adversely affect the Company’s results of operations, financial position and cash flows.
We continue to monitor the ongoing geopolitical conflicts, including the conflict involving Iran and Russia’s invasion of Ukraine, and the related export controls and financial and economic sanctions imposed on certain industry sectors, including the aviation sector, and parties in Russia and Iran by the U.S., the U.K., the European Union and others. The implications of these conflicts in the short-term and long-term are difficult to predict. Factors such as increased energy costs, disruptions to shipping and energy supply routes, the availability of certain raw materials for aircraft manufacturers, embargoes on flights from certain airlines, sanctions on certain companies, and the stability of certain customers could impact the global economy and aviation sector.
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
Furthermore, even where the price is not based on cost, the U.S. Government may seek to review costs to determine whether our pricing is “fair and reasonable.” Our subsidiaries are periodically subject to pricing reviews and government buying agencies that purchase some of our subsidiaries’ products are periodically subject to audits by the U.S. Department of War (“DOW”) with respect to prices paid for such products. As a result of these audits, we could be asked to enter into an arrangement whereby our prices would be based on costs approved by the auditor, plus a nominal fee, the DOW could seek to pursue alternative sources of supply for our parts, or the U.S. Government could take other adverse actions with respect to our contracts. Any of those occurrences could lead to a reduction in our revenue from, or the profitability of certain of our supply arrangements with, certain agencies and buying organizations of the U.S. Government. Further, negative publicity relating to the results of any audit, inquiry or subsequent hearing or the like could negatively impact our stock price.

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
Our business may be adversely affected if we lose our government or industry approvals or if more stringent government regulations are enacted or if industry oversight is increased.
The aerospace industry is highly regulated in the U.S. and in other countries. In order to sell our products, we and the products we manufacture must be certified by the FAA, the DOW and similar agencies in foreign countries and by individual manufacturers. If new and more stringent government regulations are adopted or if industry oversight increases, we might incur significant expenses to comply with any new regulations or heightened industry oversight. In addition, if material authorizations or approvals were revoked or suspended, our business would be adversely affected.
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
The interpretation and application of data protection laws in the U.S. and globally including, but not limited to, the General Data Protection Regulation, are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Further, although we have implemented internal controls and procedures designed to ensure compliance with the various privacy-related laws, rules and regulations, there can be no assurance that our controls and procedures will enable us to be fully compliant with all data protection laws. The rapid evolution and increased adoption of artificial intelligence (“AI”) technologies may intensify these risks. Any failure to comply could result in significant penalties, fines, legal challenges and reputational harm.
Increased cybersecurity threats and more sophisticated and targeted computer crime have posed and could continue to pose a risk to our and certain third parties’ information technology systems and a disruption to or breach in the security of such systems, if material, could have adverse effects on our results of operations and financial condition.
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
Our business is subject to regulation under a variety of U.S. federal and state and non-U.S. laws, regulations and policies that require ongoing compliance efforts. From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, financial improprieties or breach of contract. In addition, we may be subject to class action lawsuits, including those involving allegations of violations of consumer product statutes or the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows.
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
Mergers and acquisitions have resulted in significant increases in identifiable intangible assets and goodwill. Identifiable intangible assets, which primarily include trademarks, trade names, customer relationships, and technology, were $5,152 million at September 30, 2026, representing 18% of our total assets. Goodwill recognized in accounting for mergers and acquisitions was $12,946 million at September 30, 2026, representing 46% of our total assets. We may never realize the full value of our identifiable intangible assets and goodwill, and to the extent we were to determine that our identifiable intangible assets or our goodwill were impaired within the meaning of applicable accounting standards, we would be required to write-off the amount of any impairment.
We may be subject to risks relating to changes in our tax rates or exposure to additional income tax liabilities.
We are subject to income taxes in the U.S. and various non-U.S. jurisdictions. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. The Company’s future results of operations could be adversely affected by changes in the Company’s effective tax rate as a result of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets, challenges by tax authorities or changes in tax laws or regulations. From time to time, changes in tax laws or regulations may be proposed or enacted, such as the Organisation for Economic Co-operation and Development (the “OECD”) Pillar Two, Global Anti-Base Erosion Rules, and H.R.1, commonly referred to as the One Big Beautiful Bill Act, that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations.
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
Any decision to pay a special cash dividend on our common stock in the future will be at the discretion of our Board and will depend on our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our Board. Therefore, stockholders should not rely on regular quarterly or annual dividend income from shares of our common stock and should not rely on special dividends with any regularity or at all. The amounts that may be available to us to pay future special cash dividends are restricted under our debt and other agreements.
Common stock repurchases under our capital allocation strategy are subject to uncertainties of the market and may affect our common stock price.
Common stock repurchases are one component of our capital allocation strategy. We generally prioritize in the following manner: (1) investing capital in existing businesses, (2) acquisitions of businesses, (3) payment of a special dividend and/or repurchases of our common stock and (4) prepayment of indebtedness or repurchase of debt. Factors that go into any repurchase decision are based on available cash, market conditions, our stock price, other capital allocation opportunities and restrictions under our debt agreements. Although any repurchase is intended to enhance long-term stockholder value, there can be no assurance that they will do so, as the market price of our common stock may decline below the prices at which we repurchase common stock.
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
In addition, global market and economic conditions have been challenging due to turbulence in the U.S. and international markets and economies, and may have prolonged declines in business and consumer spending. During periods of reduced airline profitability, some airlines may delay purchases of spare parts, preferring instead to deplete existing inventories, and delay refurbishments and discretionary spending. If demand for spare parts decreases, there would be a decrease in demand for certain products. An adverse change in demand could impact our results of operations, collection of accounts receivable and our expected cash flow generation from current and acquired businesses which may adversely impact our financial condition and access to capital markets.

U.S. military spending is dependent upon the U.S. defense budget.
The military and defense market is significantly dependent upon government budget trends, particularly the DOW budget. In addition to normal business risks, our supply of products to the U.S. Government is subject to unique risks largely beyond our control. DOW budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy, the U.S. Government’s budget deficits, spending priorities, the cost of sustaining the U.S. military presence internationally and possible political pressure to reduce U.S. Government military spending, each of which could cause the DOW budget to remain unchanged or to decline. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. Government.
Our stock price may be volatile, and an investment in our common stock could suffer a decline in value.
There has been significant volatility in the market price and trading volume of equity securities, which is unrelated to the operating performance of the companies issuing the securities. These market fluctuations may negatively affect the market price of our common stock. Stockholders may not be able to sell their shares at or above the purchase price due to fluctuations in the market price of our common stock. Such changes could be caused by changes in our operating performance or prospects, including possible changes due to the cyclical nature of the aerospace industry and other factors such as fluctuations in OEM and aftermarket ordering, which could cause short-term swings in profit margins. Or such changes could be unrelated to our operating performance, such as changes in market conditions affecting the stock market generally or the stocks of aerospace companies or changes in the outlook for our common stock, such as changes to or the confidence in our business strategy, changes to or confidence in our management, or expectations for future growth of the Company.
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
As adopted by our businesses, which have been overseen by our corporate executive team, we have a cybersecurity incident response plan that outlines our policies and procedures to identify, respond to, and recover from cybersecurity threats and cybersecurity incidents. Our businesses are required to conduct regular exercises of their incident response plan as part of our program.
In the event of a potentially material cybersecurity incident, as determined by the VPoC with support from legal, as needed, the IRT is notified through an established escalation protocol. The Chair of the Audit Committee is also notified and briefed, and meetings of the Audit Committee and/or full Board of Directors would be held as appropriate. We have third-party forensic and incident response firms on retainer to support as needed. We maintain cybersecurity insurance to mitigate costs associated with any cybersecurity incidents. The Company’s Board of Directors oversees our enterprise risk management (“ERM”) program and has delegated the primary responsibility for its oversight, which includes oversight of cybersecurity risk, to the Audit Committee. The Audit Committee is informed of material risks from cybersecurity threats through regular discussion with management regarding cybersecurity risk mitigation and cybersecurity incident management. Executive management, including our VPoC, regularly presents to the Audit Committee regarding cybersecurity matters, including program updates, key metrics, and developments.
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
ITEM 2.    PROPERTIES
Our corporate headquarters is located in Cleveland, Ohio. We maintain approximately 137 manufacturing facilities which are used by the operating units that make up our three reportable segments: Power & Control, Airframe and Non-aviation. Most of our manufacturing facilities consist of manufacturing, distribution and engineering functions, and most facilities have certain administrative functions, including management, sales and finance and are a combination of leased and owned. The facilities are situated in 30 states within the United States and in 13 other countries. Our properties consist of sales and administrative offices and distribution centers as well as manufacturing plants. None of our facilities are individually material to our operations.
Management believes that our machinery, plants and offices are in satisfactory operating condition and that it will have sufficient capacity to meet foreseeable future needs without incurring significant additional capital expenditures.

ITEM 3.    LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the ordinary course of business. We believe that the outcome of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows. From time to time, we are involved in matters that involve governmental authorities as a party under federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment. We will report such matters that equal or exceed, or that we reasonably believe may equal or exceed, $1 million in monetary sanctions.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the New York Stock Exchange, or NYSE, under the ticker symbol “TDG.”
Holders
As of October 16, 2026, there were 27 holders of record of our common stock. We estimate that there were approximately 824,000 beneficial owners of our common stock as of that date, including stockholders whose shares are held in street name by banks and brokers.
Performance Graph
Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the shares of common stock of TD Group with the cumulative total return of a hypothetical investment in each of the S&P 500 Index and the S&P Aerospace & Defense Select Industry Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on September 30, 2021, and its relative performance is tracked through September 30, 2026.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TransDigm Group Inc., the S&P 500 Index and S&P Aerospace & Defense Select Industry Index

$300
$250
$200
$150
$100
$50
9/30/21
9/30/22
9/30/23
9/30/24
9/30/25
9/30/26
TransDigm Group Inc.
S&P 500 Index
S&P Aerospace & Defense Select Industry Index

*$100 invested on 9/30/2021 in stock or index, including reinvestment of dividends.
Copyright 2026 Standard & Poor’s, a division of S&P Global. All rights reserved.

	9/30/2021	9/30/2022	9/30/2023	9/30/2024	9/30/2025	9/30/2026
TransDigm Group Inc.	100.00	86.40	138.80	243.53	253.73	208.41
S&P 500 Index	100.00	84.53	102.80	140.17	164.84	190.78
S&P Aerospace & Defense Select Industry Index	100.00	77.43	95.47	135.31	204.38	201.76

Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The following table presents information about repurchases of TransDigm Group Inc. common stock made by the Company during the fourth quarter of fiscal year 2026 (in millions, except shares and average price per share data):

			Total Number of Shares	Dollar Value of Shares
	Total Number	Average Price	Repurchased as Part	That May Yet Be
	of Shares	Paid	of Publicly Announced	Purchased Under the
Period	Repurchased	Per Share	Plans or Programs	Plans or Programs (1)
June 28, 2026 - July 25, 2026	24,540	$1,196.74	24,540	$3,951
July 26, 2026 - August 22, 2026	132,660	1,242.31	132,660	3,787
August 23, 2026 - September 30, 2026	662,856	1,130.02	662,856	3,038
Total	820,056	$1,150.18	820,056

(1)
On January 27, 2022, the Board authorized a stock repurchase program permitting repurchases of up to $2.2 billion of the Company’s outstanding shares (referred to herein as the “existing stock repurchase program”), replacing the $650 million stock repurchase program. In November 2025, the Board increased the authorization under the existing stock repurchase program by $5.0 billion. Repurchases are subject to any restrictions in the Credit Agreement and the indentures governing the Subordinated Notes and Secured Notes. There is no expiration date for the existing stock repurchase program.

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
We maintain a disciplined acquisition strategy focused on proprietary commercial aerospace component businesses with significant aftermarket content, where we see a clear path to create value and earn private equity-like returns by applying our three core value drivers. Integrating acquired businesses into our existing operations and applying our operating strategy has historically improved the financial performance of the acquired businesses.
For fiscal year 2026, we generated net sales of $10,557 million, gross profit of $6,254 million or 59.2% of net sales, and net income attributable to TD Group of $2,107 million.
Our commercial aftermarket sales are primarily a function of air travel demand. Commercial aftermarket sales increased in fiscal 2026 compared to fiscal 2025 primarily due to overall demand, which resulted in higher flight hours and utilization of passenger and freight aircraft, despite the softening in industry capacity and RPKs arising from the conflict in the Middle East. Sales also benefited from customers completing deferred maintenance work. We are monitoring the ongoing conflict in the Middle East and the adverse effects on global energy supplies and prices, global supply chains and commercial air travel. To date, we have not seen a significant change in commercial aftermarket order activity relative to the levels prior to the start of the conflict, as demand remains strong. We continue to monitor the evolving macroeconomic environment. However, at this time we do not expect the conflict or its related effects to result in a material adverse effect on our business, financial condition and results of operations.
Our commercial transport OEM shipments and sales generally run ahead of aircraft delivery schedules. Consistent with prior years, our fiscal 2026 shipments were a function of, among other things, the estimated 2026 and 2027 commercial aircraft production rates for Boeing and Airbus. Airline demand for new aircraft remains high and the OEMs, particularly Boeing and Airbus, continued to steadily increase aircraft production in recent quarters. Commercial OEM sales increased in fiscal 2026 compared to fiscal 2025 primarily due to the aircraft production increases by Boeing and Airbus.
Our defense sales fluctuate from year-to-year, and are dependent, to a degree, on government budget constraints, the timing of orders, macro and micro dynamics with respect to the DOW procurement policy and the extent of global conflicts. Likewise, delays in government spending outlays and government funding reprioritization can impact demand. For a variety of reasons, the military spending outlook is very uncertain, though recent DOW budgets have trended upwards due to recent geopolitical challenges and conflicts, and current military modernization efforts. Defense sales increased in fiscal 2026 compared to fiscal 2025 primarily due to continued growth in defense spending in both domestic and international markets.

Results of Operations
The following table sets forth, for the periods indicated, certain operating data of the Company, including presentation of the amounts as a percentage of net sales (amounts in millions, except per share data):

	Fiscal Years Ended September 30,
	2026		% of Net Sales	2025		% of Net Sales
Net sales	$10,557		100.0%	$8,831		100.0%
Cost of sales	4,303		40.8%	3,520		39.9%
Selling and administrative expenses	1,191		11.3%	945		10.7%
Amortization of intangible assets	252		2.4%	201		2.3%
Income from operations	4,811		45.6%	4,165		47.2%
Interest expense-net	2,008		19.0%	1,572		17.8%
Refinancing costs	28		0.3%	11		0.1%
Other expense (income)	11		0.1%	(47)		(0.5)%
Income tax provision	656		6.2%	555		6.3%
Income from continuing operations	2,108		20.0%	2,074		23.5%
Less: Net income attributable to noncontrolling interests	(1)		—%	—		—%
Net income attributable to TD Group	$2,107		20.0%	$2,074		23.5%
Net income applicable to TD Group common stockholders	$2,048	(1)	19.4%	$1,866	(1)	21.1%
Earnings per share attributable to TD Group common stockholders:
Basic and diluted	$35.51	(2)		$32.08	(2)
Cash dividends declared per common share	$—			$90.00
Weighted-average shares outstanding—basic and diluted	57.6			58.2
Other Data:
EBITDA	$5,217	(3)		$4,568	(3)
EBITDA As Defined	$5,563	(3)	52.7%	$4,760	(3)	53.9%

(1)Net income applicable to TD Group common stockholders represents net income attributable to TD Group less special dividends declared or paid on participating securities, including dividend equivalents of $59 million and $208 million for the fiscal years ended September 30, 2026 and 2025, respectively.
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

Changes in Results of Operations
Fiscal year ended September 30, 2026 compared with fiscal year ended September 30, 2025
Total Company
•Net Sales. Net organic sales and acquisition sales and the related dollar and percentage changes for the fiscal years ended September 30, 2026 and 2025 were as follows (amounts in millions):

	Fiscal Years Ended			% Change Net Sales
	September 30, 2026	September 30, 2025	Change
Organic sales	$9,832	$8,831	$1,001	11.3%
Acquisition sales	725	—	725	8.2%
Net sales	$10,557	$8,831	$1,726	19.5%
Organic sales represent net sales from existing businesses owned by the Company, excluding sales from acquisitions. Acquisition sales represent net sales from acquired businesses for the period up to one year from the respective acquisition date. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. Refer to Note 2, “Acquisitions,” in the notes to the consolidated financial statements included herein for information on the Company’s recent acquisitions.
The increase in organic sales of approximately $1,000 million for the fiscal year ended September 30, 2026, compared with the fiscal year ended September 30, 2025, was due to increases in defense sales of approximately $400 million (10%), commercial aftermarket sales of approximately $350 million (13%) and commercial OEM sales of approximately $250 million (14%).
•Cost of Sales and Gross Profit. Cost of sales increased by $783 million or 22.2%, to $4,303 million for the fiscal year ended September 30, 2026 compared to $3,520 million for the fiscal year ended September 30, 2025. Cost of sales and the related percentage of net sales for the fiscal years ended September 30, 2026 and 2025 were as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2026	September 30, 2025	Change	% Change
Cost of sales - excluding costs below	$4,077	$3,336	$741	22.2%
% of net sales	38.6%	37.8%
Depreciation	163	141	22	15.6%
% of net sales	1.5%	1.6%
Acquisition transaction and integration-related expenses	45	18	27	150.0%
% of net sales	0.4%	0.2%
Non-cash stock and deferred compensation expense	16	15	1	6.7%
% of net sales	0.2%	0.2%
Foreign currency losses	2	10	(8)	(80.0)%
% of net sales	—%	0.1%
Total cost of sales	$4,303	$3,520	$783	22.2%
% of net sales	40.8%	39.9%
Gross profit (Net sales less Total cost of sales)	$6,254	$5,311	$943	17.8%
Gross profit percentage (Gross profit / Net sales)	59.2%	60.1%
Cost of sales during the fiscal year ended September 30, 2026 increased as a percentage of net sales. This was primarily due to the dilutive impact of the fiscal 2026 acquisitions on the gross margin. Offsetting the adverse impact the fiscal 2026 acquisitions had on gross profit was a favorable sales mix (particularly, higher commercial aftermarket sales as a percentage of net sales) and the application of our three core value drivers (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) coupled with fixed overhead costs spread over a higher production volume.

•Selling and Administrative Expenses. Selling and administrative expenses increased by $246 million to $1,191 million for the fiscal year ended September 30, 2026. The related percentage of net sales for the fiscal years ended September 30, 2026 and 2025 was as follows (amounts in millions):

	Fiscal Years Ended
	September 30, 2026	September 30, 2025	Change	% Change
Selling and administrative expenses - excluding costs below	$993	$779	$214	27.5%
% of net sales	9.4%	8.8%
Non-cash stock and deferred compensation expense	142	142	—	—%
% of net sales	1.3%	1.6%
Acquisition transaction and integration-related expenses	56	24	32	133.3%
% of net sales	0.5%	0.3%
Total selling and administrative expenses	$1,191	$945	$246	26.0%
% of net sales	11.3%	10.7%
Selling and administrative expenses during the fiscal year ended September 30, 2026 increased as a percentage of net sales. This was primarily due to the fiscal 2026 acquisitions and additional costs incurred to support the higher net sales growth.
•Interest Expense-net. Interest expense-net includes interest on borrowings outstanding, amortization of debt issuance costs, original issue discount, premium, revolving credit facility fees, finance leases, interest income and the impact of interest rate swaps and collars designated and qualifying as cash flow hedges. Interest expense-net increased $436 million, or 27.7%, to $2,008 million for the fiscal year ended September 30, 2026 from $1,572 million for the comparable period in the prior fiscal year. The increase in interest expense-net was primarily due to an increase in outstanding borrowings and lower interest income. Refer to Note 10, “Debt,” in the notes to the consolidated financial statements included herein for information on our debt. The weighted average interest rate for cash interest payments on total borrowings outstanding was 6.2% and 6.3% for the fiscal years ended September 30, 2026 and September 30, 2025, respectively.
•Income Tax Provision. Income tax expense as a percentage of income before income taxes was approximately 23.7% for the fiscal year ended September 30, 2026 compared to 21.1% for the fiscal year ended September 30, 2025. Refer to Note 12, “Income Taxes,” in the notes to the consolidated financial statements included herein for additional information.
•Earnings per Share. Basic and diluted earnings per share was $35.51 for the fiscal year ended September 30, 2026 and $32.08 for the fiscal year ended September 30, 2025. Net income attributable to TD Group for the fiscal year ended September 30, 2026 of $2,107 million was decreased by dividend equivalent payments of $59 million, or $1.03 per share, resulting in net income applicable to TD Group common stockholders of $2,048 million. Net income attributable to TD Group for the fiscal year ended September 30, 2025 of $2,074 million was decreased by dividend equivalent payments of $208 million, or $3.58 per share, resulting in net income applicable to TD Group common stockholders of $1,866 million.
Business Segments
•Segment Net Sales. Net sales by segment for the fiscal years ended September 30, 2026 and 2025 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2026	% of Net Sales	2025	% of Net Sales	Change	% Change
Power & Control	$5,773	54.7%	$4,559	51.6%	$1,214	26.6%
Airframe	4,603	43.6%	4,112	46.6%	491	11.9%
Non-aviation	181	1.7%	160	1.8%	21	13.1%
Net sales	$10,557	100.0%	$8,831	100.0%	$1,726	19.5%
Net sales for the Power & Control segment increased $1,214 million primarily from increases in sales in all three market channels.
Net sales for the Airframe segment increased $491 million primarily from increases in sales in all three market channels.

•EBITDA As Defined. Refer to “Non-GAAP Financial Measures” in this discussion and analysis for additional information and limitations regarding these non-GAAP financial measures, including a reconciliation to the comparable U.S. GAAP financial measure. EBITDA As Defined by segment for the fiscal years ended September 30, 2026 and 2025 were as follows (amounts in millions):

	Fiscal Years Ended September 30,
	2026	% of Segment Net Sales		2025	% of Segment Net Sales		Change	% Change
Power & Control	$3,098	53.7%		$2,595	56.9%		$503	19.4%
Airframe	2,499	54.3%		2,210	53.7%		289	13.1%
Non-aviation	79	43.6%		67	41.9%		12	17.9%
Total segment EBITDA As Defined	5,676	53.8%		4,872	55.2%		804	16.5%
Less: Unallocated corporate EBITDA As Defined	113	1.1%	(1)	112	1.3%	(1)	1	0.9%
Total Company EBITDA As Defined	$5,563	52.7%	(1)	$4,760	53.9%	(1)	$803	16.9%

(1)Calculated as a percentage of consolidated net sales.
EBITDA As Defined for the Power & Control and Airframe segments increased $503 million and $289 million, respectively, due to the increase in net sales described above, along with our application of our three core value-driven operating strategy.
EBITDA As Defined from acquisitions for the Power & Control and Airframe segments contributed approximately $195 million in aggregate to the increase in EBITDA As Defined. EBITDA As Defined from acquisitions represents EBITDA As Defined from acquired businesses for the period up to one year from the respective acquisition date.
Unallocated corporate EBITDA As Defined consists primarily of corporate expenses which include compensation, benefits, professional services and other administrative costs incurred by our corporate offices.
Fiscal year ended September 30, 2025 compared with fiscal year ended September 30, 2024
For our results of operations for fiscal 2025 compared with fiscal 2024, refer to the discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Form 10-K for the fiscal year ended September 30, 2025, as filed with the Securities and Exchange Commission on November 12, 2025.
Liquidity and Capital Resources
We historically have maintained a capital structure comprising a mix of equity and debt financing. We vary our leverage both to optimize our equity return and to pursue acquisitions. We expect to meet our current debt obligations as they come due through internally generated funds from current levels of operations and/or through refinancing in the debt markets prior to the maturity dates of our debt.
The following tables present selected balance sheet, cash flow and other financial data relevant to the liquidity or capital resources of the Company for the periods specified below (amounts in millions):

	September 30, 2026	September 30, 2025
Selected Balance Sheet Data:
Cash and cash equivalents	$2,279	$2,808
Working capital (Total current assets less total current liabilities)	5,014	4,830
Total assets	28,014	22,909
Total debt (1)	34,763	30,015
TD Group stockholders’ deficit	(10,000)	(9,686)

(1)Includes debt issuance costs, original issue discount and premium. Refer to Note 10, “Debt,” in the notes to the consolidated financial statements included herein for additional information.

	Fiscal Years Ended September 30,
	2026	2025
Selected Cash Flow and Other Financial Data:
Cash flows provided by (used in):
Operating activities	$2,187	$2,038
Investing activities	(4,662)	(595)
Financing activities	1,954	(4,900)
Capital expenditures	274	222
Ratio of earnings to fixed charges (1)	2.4x	2.7x

(1)For purposes of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs, original issue discount and premium and the “interest component” of rental expense.
Significant Transactions of Fiscal 2026 and Subsequent Events
Debt Financing
Below is further information on the significant debt financing transactions occurring in fiscal 2026:
•On February 13, 2026, the Company issued $2,000 million of new debt, consisting of $1,200 million in aggregate principal amount of senior subordinated notes due 2034 at an issue price of 100% that bear interest at 6.125% (the “$1,200 million 6.125% 2034 Notes”) and $800 million of Tranche N term loans (the “Initial Tranche N term loans”) that bear interest at Term SOFR plus 2.50%.
The net proceeds from the February 13, 2026 new debt issuances were used, along with cash on hand, to fund the purchase price of the acquisition of Jet Parts Engineering (“JPE”) and Victor Sierra Aviation Holdings (“VSA”) and for related transaction fees and expenses.
•On April 17, 2026, the Company issued $1,500 million of new debt, consisting of (1) $500 million in additional 6.125% senior subordinated notes due 2034 at an issue price of 100.375% (the “Additional 6.125% 2034 Notes”), which resulted in a premium of approximately $2 million, and (2) $1,000 million of additional Tranche N term loans (the “Additional Tranche N term loans”) bearing interest at Term SOFR plus 2.50% (collectively, the Additional Tranche N term loans and the Initial Tranche N term loans are referred to herein as the “Tranche N term loans”). The Additional 6.125% 2034 Notes and the $1,200 million 6.125% 2034 Notes, are together referred to as the “6.125% 2034 Notes,” and the Additional Tranche N term loans and the Initial Tranche N term loans are together referred to as the “Tranche N term loans.”
The net proceeds from the April 17, 2026 new debt were intended to be used, along with cash on hand, to fund the purchase price of the proposed acquisition of Stellant Systems, Inc., common stock repurchases and for general corporate purposes. Notwithstanding the July 13, 2026 announcement that the Company withdrew from its proposed acquisition of Stellant Systems, Inc., there was no special mandatory redemption of the April 17, 2026 debt issuances and they remain outstanding. The Company had previously entered into a definitive agreement to acquire all the outstanding stock of Stellant Systems, Inc. on December 30, 2025.
•On July 10, 2026, the Company amended its trade receivable securitization facility (the “Securitization Facility”) to, among other things, (i) increase the borrowing capacity from $725 million to $1,000 million; and (ii) extend the maturity date to July 9, 2027. The Company subsequently drew $150 million available under the Securitization Facility in the fourth quarter of fiscal 2026. As of September 30, 2026, the Company has drawn $875 million and has $125 million of available borrowing capacity under its Securitization Facility.
•On September 14, 2026, the Company announced a cash tender offer for any and all of its outstanding $2,100 million aggregate principal amount of 6.750% Senior Secured Notes due 2028 (the “2028 Secured Notes”). On September 29, 2026, the Company purchased approximately $1,831 million aggregate principal amount of the 2028 Secured Notes that had been validly tendered before the early tender deadline of September 25, 2026. Holders received total consideration of $1,008.00 (plus accrued and unpaid interest) per $1,000 principal amount. The total consideration included an early tender premium of $30.00 per $1,000 principal amount. The Company paid a premium in excess of par of approximately $15 million, which is expensed as refinancing costs. Approximately $269 million aggregate principal amount of the 2028 Secured Notes remained outstanding as of September 30, 2026. Subsequent to September 30, 2026, approximately $2 million aggregate principal amount of the 2028 Secured Notes were validly tendered and repurchased by the Company prior to the expiration of the tender offer on October 13, 2026.

•On September 28, 2026, the Company issued $3,000 million of new debt, consisting of senior secured notes due 2035 at an issue price of 100% that bear interest at 6.750% (the “2035 Secured Notes”). The net proceeds from the 2035 Secured Notes were used to repurchase the tendered 2028 Secured Notes (as further described above) and for general corporate purposes.
Acquisitions
During fiscal 2026, the Company completed approximately $4,400 million in acquisitions of businesses, net of cash acquired. Below is further information on the acquisitions occurring in fiscal 2026:
•On October 6, 2025, the Company completed the acquisition of all the outstanding stock of Simmonds for approximately $757 million in cash. The acquisition was financed using cash on hand.
•On April 7, 2026, the Company completed the acquisition of approximately 95% of the outstanding stock of JPE and approximately 96% of the outstanding stock of VSA for approximately $2,142 million in cash, net of cash acquired. The definitive agreement to acquire JPE and VSA was entered into on January 13, 2026. The acquisition was financed using cash on hand and the net proceeds from the debt offerings completed in February 2026 (as further described above).
•On September 28, 2026, the Company completed the acquisition of approximately 99% of the outstanding stock of Prince & Izant (“P&I”) for approximately $1,058 million in cash, net of cash acquired. The definitive agreement to acquire P&I was entered into on July 27, 2026. The acquisition was financed using cash on hand.
•During fiscal 2026, the Company completed several acquisitions consisting of substantially all of the assets and technical data rights of certain product lines or all the outstanding stock of certain businesses (collectively, referred to herein as the “Other Acquisitions”), each meeting the definition of a business, for a total aggregate purchase price of $434 million in cash. These acquisitions represent bolt-ons to existing TransDigm operating units. Each of the acquisitions was financed using cash on hand.
On September 21, 2026, the Company announced that its operating unit, Extant Aerospace, entered into a definitive agreement to acquire certain assets comprising a portfolio of commercial rotorcraft, land systems and business jet products, including a manufacturing facility located in California, for approximately $240 million in cash. The acquisition is expected to close during fiscal 2027, subject to standard regulatory approvals and the satisfaction of customary closing conditions.
Common Stock Repurchases
In November 2025, the Board authorized an additional $5.0 billion in share repurchases of common stock permissible under the Company’s existing stock repurchase program, subject to any restrictions specified in the Credit Agreement and indentures governing the existing Subordinated and Secured Notes. There is no expiration date for the existing stock repurchase program.
In fiscal 2026, the Company repurchased, in aggregate, 2,316,439 shares of common stock at an average price of $1,187.21 per share for a total amount of $2,750 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders’ deficit. As of September 30, 2026, $3,038 million remained available for repurchase under the existing stock repurchase program. Whether the Company undertakes additional stock repurchases or other aforementioned activities will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.
* * * * *
If the Company has excess cash, it generally prioritizes allocating the excess cash in the following manner: (1) investing capital in existing businesses, (2) acquisitions of businesses, (3) payment of a special dividend and/or repurchases of our common stock and (4) prepayment of indebtedness or repurchase of debt.
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
The Company’s objective is to maintain an allocation of at least 75% fixed rate and no more than 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps and collars used to hedge and offset, respectively, the variable interest rates on our term loans are further described in Note 18, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. As of September 30, 2026, approximately 75% of our gross debt was fixed rate.

As of September 30, 2026, the Company has significant cash liquidity as illustrated in the table presented below (in millions):

As of September 30, 2026
Cash and cash equivalents	$2,279
Availability on revolving credit facility	865
Cash liquidity	$3,144
We believe our significant cash liquidity will allow us to meet our anticipated funding requirements. We expect to meet our short-term cash liquidity requirements (including interest obligations and capital expenditures) through net cash from operating activities, cash on hand and, if needed, draws on the revolving credit facility. Long-term cash liquidity requirements consist primarily of obligations under our long-term debt agreements. There is no maturity on any tranche of term loans or notes until August 2028 (fiscal 2028). The $875 million outstanding under the Securitization Facility matures on July 9, 2027.
The Company estimates its capital expenditures in fiscal year 2027 to be approximately 2.75% to 3.50% of net sales. The Company’s capital expenditures incurred from year-to-year are funded using existing cash on hand and are primarily for projects that are consistent with our three core value drivers (obtaining profitable new business, continually improving our cost structure and providing highly engineered value-added products to customers) such as automation projects.
In connection with the continued application of our three core value-driven operating strategy, we expect our efforts will continue to generate strong margins and provide sufficient cash provided by operating activities to meet our interest obligations and liquidity needs. We believe our cash provided by operating activities and available borrowing capacity will enable us to make strategic business acquisitions, pay dividends to our stockholders and make opportunistic investments in our own stock, subject to any restrictions in our existing Credit Agreement and market conditions.
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
Operating Activities. The Company generated $2,187 million of net cash from operating activities during fiscal 2026 compared to $2,038 million during fiscal 2025.
The change in trade accounts receivable during fiscal 2026 was a use of cash of $258 million compared to a use of cash of $212 million in fiscal 2025. The increase is primarily attributable to increased revenue. The Company actively manages its accounts receivable, the related agings and collection efforts.
The change in inventories during fiscal 2026 was a use of cash of $272 million compared to a use of cash of $146 million in fiscal 2025. The increase is due to an increase in raw materials to support fiscal 2027 sales demand. The Company manages inventory levels in support of customer needs.
The change in accounts payable during fiscal 2026 was a source of cash of $73 million compared to a source of cash of $38 million in fiscal 2025. The change is due to the timing of payments to suppliers.
Investing Activities. Net cash used in investing activities was $4,662 million during fiscal 2026, consisting of the acquisitions of Simmonds, JPE and VSA, P&I and other acquisitions of businesses aggregating to $4,389 million and capital expenditures of $274 million; partially offset by other investing transactions inflows of $1 million.
Net cash used in investing activities was $595 million during fiscal 2025, consisting of the acquisition of Servotronics, Inc. (“Servotronics”) and other acquisitions of businesses aggregating to $419 million and capital expenditures of $222 million; partially offset by other investing transactions inflows of $46 million.
Financing Activities. Net cash provided by financing activities was $1,954 million during fiscal 2026. The source of cash was primarily attributable to the net proceeds of short-term and long-term debt transactions, including fees and other financing costs, aggregating to $4,608 million plus proceeds from stock option exercises of $155 million; partially offset by repurchases of common stock of $2,750 million and dividend equivalent payments of $59 million.
Net cash used in financing activities was $4,900 million during fiscal 2025. The use of cash was attributable to dividend and dividend equivalent payments of $9,629 million plus repurchases of common stock of $500 million; partially offset by the net proceeds of short-term and long-term debt transactions, including fees and other financing costs, aggregating to $5,063 million plus proceeds from stock option exercises of $166 million.

Description of Senior Secured Term Loans and Indentures
Senior Secured Term Loans Facilities
TransDigm has $12,803 million in fully drawn term loans (the “Term Loans Facility”) as of September 30, 2026 and a $910 million revolving credit facility. The Term Loans Facility consists of five tranches of term loans with maturity dates ranging from March 22, 2030 to February 13, 2033, and requires quarterly aggregate principal payments of $32 million. Refer to Note 10, “Debt” in the notes to the consolidated financial statements included herein for information on our term loans.
The revolving commitments consist of two tranches which include up to $139 million of multicurrency revolving commitments. At September 30, 2026, the Company had $45 million in letters of credit outstanding and $865 million was available for borrowing under the revolving commitments. Draws on the revolving commitments are subject to an interest rate of Term SOFR plus 2.25%. The unused portion of the revolving commitments is subject to a fee of 0.50% per annum. The maturity date of the revolving credit facility is February 27, 2029.
The interest rates per annum applicable to the Term Loans Facility under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one, three or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to the Term Loans Facility is not subject to a floor. Refer to Note 18, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein for information about how our interest rate swaps and collar agreements are used to hedge and offset, respectively, the variable interest rate portion of our debt.
Indentures
The following table represents the senior subordinated and secured notes outstanding as of September 30, 2026:

Description	Aggregate Principal	Maturity Date	Interest Rate
2028 Secured Notes (2)	$269 million	August 15, 2028	6.750%
4.625% 2029 Notes (1)	$1,200 million	January 15, 2029	4.625%
2029 Secured Notes (2)	$2,750 million	March 1, 2029	6.375%
4.875% 2029 Notes (1)	$750 million	May 1, 2029	4.875%
2030 Secured Notes (2)	$1,450 million	December 15, 2030	6.875%
2031 Secured Notes (2)	$1,000 million	December 1, 2031	7.125%
2032 Secured Notes (2)	$2,200 million	March 1, 2032	6.625%
2033 Secured Notes (2)	$1,500 million	January 15, 2033	6.000%
6.375% 2033 Notes (1)	$2,650 million	May 31, 2033	6.375%
2034 Secured Notes (2)	$500 million	January 31, 2034	6.250%
6.750% 2034 Notes (1)	$2,000 million	January 31, 2034	6.750%
6.125% 2034 Notes (1)	$1,700 million	July 31, 2034	6.125%
2035 Secured Notes (2)	$3,000 million	January 31, 2035	6.750%

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
Guarantor Information
TransDigm Inc. is the issuer of the Subordinated Notes and the Secured Notes. The notes are fully and unconditionally guaranteed, on a joint and several basis, as described below.

The Subordinated Notes are unsecured obligations of TransDigm Inc. They are subordinated in right of payment to all of TransDigm Inc.’s existing and future senior indebtedness, including the Secured Notes and borrowings under the senior secured credit facilities. They rank equally in right of payment with all of TransDigm Inc.’s existing and future senior subordinated indebtedness, and rank senior in right of payment to all of TransDigm Inc.’s future indebtedness that is expressly subordinated to the Subordinated Notes.
The 4.625% 2029 Notes and the 4.875% 2029 Notes are fully and unconditionally guaranteed, on a joint and several, senior subordinated unsecured basis, by TransDigm Group, TransDigm UK Holdings Limited (“TransDigm UK”) and TransDigm Inc.’s domestic restricted subsidiaries named in the applicable indentures. The 6.375% 2033 Notes, the 6.750% 2034 Notes and the 6.125% 2034 Notes are fully and unconditionally guaranteed, on a joint and several, senior subordinated unsecured basis, by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries that is a borrower or guarantor under TransDigm Inc.’s senior secured credit facilities, or that issues or guarantees any capital markets indebtedness of TransDigm Inc. or any of the guarantors in an aggregate principal amount of at least $200 million (each as defined in the applicable indentures). As of the date of this Form 10-K, those guarantors consist of the domestic subsidiaries of TransDigm Inc. named in the applicable indentures and TransDigm UK, as listed in Exhibit 22.1 to this Form 10-K.
The guarantees of the Subordinated Notes are subordinated in right of payment to all of the guarantors’ existing and future senior indebtedness, rank equally with all of their existing and future senior subordinated indebtedness, and rank senior to all of their future indebtedness that is expressly subordinated to the guarantees of the Subordinated Notes. The Subordinated Notes are structurally subordinated to all of the liabilities of TransDigm Inc.’s non-guarantor subsidiaries.
The Secured Notes are senior secured obligations of TransDigm Inc. They rank equally in right of payment with all of TransDigm Inc.’s existing and future senior indebtedness, including indebtedness under the senior secured credit facilities, and rank senior in right of payment to all of TransDigm Inc.’s existing and future indebtedness that is expressly subordinated to the Secured Notes, including the Subordinated Notes.
The 2028 Secured Notes are fully and unconditionally guaranteed, on a joint and several, senior secured basis by TransDigm Group, TransDigm UK and TransDigm Inc.’s domestic restricted subsidiaries named in the applicable indentures. The 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes, 2033 Secured Notes, 2034 Secured Notes and 2035 Secured Notes are fully and unconditionally guaranteed, on a joint and several, senior secured basis by TransDigm Group and each of TransDigm Inc.’s direct and indirect restricted subsidiaries (as defined in the applicable indenture) that is a borrower or guarantor under TransDigm Inc.’s senior secured credit facilities, or that issues or guarantees any capital markets indebtedness of TransDigm Inc. or any of the guarantors in an aggregate principal amount of at least $200 million (each as defined in the applicable indentures). As of the date of this Form 10-K, the guarantors of those series consist of the same entities as the guarantors of the 2028 Secured Notes. The guarantees of the Secured Notes rank equally in right of payment with all of the guarantors’ existing and future senior indebtedness, including their guarantees under the senior secured credit facilities, and rank senior in right of payment to all of their existing and future indebtedness that is expressly subordinated to the guarantees of the Secured Notes, including their guarantees of the Subordinated Notes. The Secured Notes are structurally subordinated to all of the liabilities of TransDigm Inc.’s non-guarantor subsidiaries.
Separate financial statements of TransDigm Inc. are not presented because the Subordinated Notes and Secured Notes are fully and unconditionally guaranteed, on a joint and several, senior subordinated unsecured basis (Subordinated Notes) and senior secured basis (Secured Notes) by the guarantors described above. TransDigm Group has no significant operations or assets separate from its investment in TransDigm Inc.
The summarized financial information below is presented on a combined basis for TransDigm Group, TransDigm Inc. and the other guarantors, which includes TransDigm UK. Intercompany balances and transactions between TransDigm Group, TransDigm Inc. and the other guarantors have been eliminated. Investments in, and equity in the earnings of, non-guarantor subsidiaries have been excluded, and amounts due from, amounts due to, and transactions with non-guarantor subsidiaries are presented separately.

(in millions)	As of September 30, 2026	As of September 30, 2025
Current assets	$4,653	$4,494
Goodwill	10,145	8,340
Other non-current assets	5,636	4,003
Current liabilities	1,350	1,048
Non-current liabilities	34,854	30,014
Redeemable noncontrolling interests	78	—
Amounts due (from) to subsidiaries that are non-issuers and non-guarantors-net	(2,554)	(2,316)

Fiscal Year Ended
(in millions)	September 30, 2026
Net sales	$8,520
Sales to subsidiaries that are non-issuers and non-guarantors	34
Cost of sales	3,410
Expense from subsidiaries that are non-issuers and non-guarantors-net	73
Income from continuing operations	1,379
Net income attributable to TD Group	1,378
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
As of September 30, 2026, the Company was in compliance with all of its debt covenants and expects to remain in compliance with its debt covenants in subsequent periods.
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
On July 10, 2026, the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $725 million to $1,000 million; and (ii) extend the maturity date to July 9, 2027. The Company subsequently drew $150 million available under the Securitization Facility in the fourth quarter of fiscal 2026.
As of September 30, 2026, the total drawn on the Securitization Facility is $875 million and the borrowing capacity available is $125 million. As of September 30, 2026 and 2025, the applicable interest rate was 5.09% and 5.67%, respectively. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.

Contractual Obligations and Commitments
The following table summarizes the Company’s cash requirements from all significant contractual obligations as of September 30, 2026 (in millions):

	Total	Payment Due by Period
	Contractual	Less than	Between	Between	Over
	Obligations	1 Year	1-3 Years	3-5 Years	5 Years
Senior Subordinated and Secured Notes (1)	$20,969	$—	$4,969	$1,450	$14,550
Term Loans Facility (2)	12,803	130	259	6,967	5,447
Scheduled interest payments (3)	12,005	2,266	4,253	3,309	2,177
Securitization Facility	875	875	—	—	—
Finance leases	662	29	61	63	509
Operating leases	121	27	38	21	35
Total contractual cash obligations	$47,435	$3,327	$9,580	$11,810	$22,718

(1)Represents principal maturities which excludes interest, debt issuance costs, original issue discount and premium.
(2)Refer to Note 10, “Debt,” in the notes to the consolidated financial statements included herein for information on the maturity date of each tranche of term loans. The Term Loans Facility requires quarterly aggregate principal payments of approximately $32 million.
(3)Assumes that the variable interest rate on our existing term loans under our Term Loans Facility ranges from approximately 6.29% to 7.38% based on anticipated movements in Term SOFR, which given the ongoing volatility in rates, are highly uncertain. In addition, interest payments include the impact of the existing interest rate swap and collar agreements described in Note 18, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein.
Off-Balance Sheet Arrangements
The Company utilizes letters of credit to back certain payment and performance obligations. Letters of credit are subject to limits based on amounts outstanding under the Company’s revolving credit facility. As of September 30, 2026, the Company had $45 million in letters of credit outstanding.
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

Revenue Recognition – The Company recognizes revenue from contracts with customers using the five step model prescribed in ASC 606. A substantial portion of the Company's revenue is recorded at a point-in-time basis. Revenue is recognized from the sale of products or services when obligations under the terms of the contract are satisfied and control of promised goods or services has transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. Revenue is measured at the amount of consideration the Company expects to be paid in exchange for goods or services. In a limited number of contracts, control transfers to the customer over time, primarily in contracts where the customer is required to pay for the cost of both the finished and unfinished goods at the time of cancellation plus a reasonable profit relative to the work performed for products that were customized for the customer. Therefore, we recognize revenue over time for those agreements that have a right to margin and where the products being produced have no alternative use. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes based on the standalone selling price of each performance obligation. The primary method used to estimate a standalone selling price is the price observed in standalone sales to customers for the same product or service. We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price. Variable consideration is included in the estimated transaction price when there is a basis to reasonably estimate the amount, including whether the estimate should be constrained in order to avoid a significant reversal of revenue in a future period. These estimates are based on historical experience, anticipated performance under the terms of the contract and our best judgment at the time.
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
When we evaluate the potential for goodwill impairment using a qualitative assessment, we consider factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative impairment test. For the quantitative test, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the estimated fair value of the reporting unit is less than the current carrying value, impairment of goodwill of the reporting unit is recognized. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, revenue growth rates and EBITDA margins, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology. The WACC methodology considers market and industry data in determining the appropriate discount rates to be used, inclusive of company-specific risk factors. The Company utilizes a third party valuation firm to assist in the determination of the WACC. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.

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
As of the first day of the fourth quarter of fiscal 2026, the date of the annual impairment test, no indefinite-lived intangible assets or goodwill was determined to be impaired. As economic and market conditions have not changed significantly since the first day of the fourth quarter and no other indicators of impairment were identified, this conclusion remains appropriate as of September 30, 2026.
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

The following table sets forth a reconciliation of net income to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2026	2025
Net Income	$2,108	$2,074
Adjustments:
Depreciation and amortization expense	445	367
Interest expense-net	2,008	1,572
Income tax provision	656	555
EBITDA	5,217	4,568
Adjustments:
Acquisition transaction and integration-related expenses (1)	101	42
Non-cash stock and deferred compensation expense (2)	158	157
Refinancing costs (3)	28	11
Other, net (4)	59	(18)
EBITDA As Defined	$5,563	$4,760

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

The following table sets forth a reconciliation of net cash provided by operating activities to EBITDA and EBITDA As Defined (in millions):

	Fiscal Years Ended September 30,
	2026	2025
Net cash provided by operating activities	$2,187	$2,038
Adjustments:
Changes in assets and liabilities, net of effects from acquisitions and sales of businesses	647	589
Interest expense-net (1)	1,961	1,534
Income tax provision-current	608	565
Refinancing costs (2)	(28)	(11)
Gain on sale of businesses, net	—	10
Non-cash stock and deferred compensation expense (3)	(158)	(157)
EBITDA	5,217	4,568
Adjustments:
Acquisition transaction and integration-related expenses (4)	101	42
Non-cash stock and deferred compensation expense (3)	158	157
Refinancing costs (2)	28	11
Other, net (5)	59	(18)
EBITDA As Defined	$5,563	$4,760

(1)	Represents interest expense, net of interest income, excluding the amortization of debt issuance costs and discount on debt.

(2)	Represents costs expensed related to debt financing activities, including new issuances, extinguishments, refinancings and amendments to existing agreements.

(3)	Represents the compensation expense recognized under our stock option plans and deferred compensation plans.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At September 30, 2026, we had borrowings under our Term Loans Facility, which consists of five tranches of term loans of approximately $12,803 million, as well as $875 million from the Securitization Facility, that are subject to interest rate risk, particularly movements in Term SOFR. Borrowings under our term loans bear interest, at our option, at a rate equal to either an alternate base rate or an adjusted Term SOFR for a one-, three- or six-month (in each case, subject to the availability thereof) interest period chosen by us, in each case, plus an applicable margin percentage. Our Securitization Facility bears interest at a rate of Term SOFR plus 1.35%. Accordingly, the Company’s cash flows and earnings will be exposed to the market risk of interest rate changes resulting from variable rate borrowings under our term loans. The Company's objective is to maintain an allocation of at least 75% fixed rate and no more than 25% variable rate debt thereby limiting its exposure to changes in near-term interest rates. Interest rate swaps and collars used to hedge and offset, respectively, the variable interest rates on the credit facility are described in Note 18, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. We do not hold or issue derivative instruments for speculative purposes. As of September 30, 2026, approximately 75% of our gross debt was fixed rate. The effect of a hypothetical one percentage point increase in interest rates would increase the annual interest costs under our Term Loans Facility and Securitization Facility by approximately $95 million based on the amount of outstanding borrowings at September 30, 2026. The weighted average interest rate on the $12,803 million of the term loans and the $875 million drawn on the Securitization Facility at September 30, 2026 was approximately 6.0%.
For information about the fair value of the aggregate principal amount of borrowings under our term loans and the fair value of the senior secured and subordinated notes, refer to Note 11, “Fair Value Measurements,” in the notes to the consolidated financial statements included herein.
Foreign Currency Risk
Certain of our foreign subsidiaries’ sales and results of operations are subject to the impact of foreign currency fluctuations, primarily the British pound and the euro. Because our consolidated financial statements are presented in U.S. dollars, increases or decreases in the value of the U.S. dollar relative to other currencies in which we transact business could materially adversely affect our net sales, net income and the carrying values of our assets located outside the U.S. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. The foreign currency forward exchange contracts entered into by the Company are described in Note 18, “Derivatives and Hedging Activities,” in the notes to the consolidated financial statements included herein. A 10% change in foreign currency exchange rates would not have resulted in a material impact to net income for the fiscal year ended September 30, 2026.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is contained on pages F-1 through F-40 of this Report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, TD Group carried out an evaluation, under the supervision and with the participation of TD Group’s management, including its President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of TD Group’s disclosure controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that TD Group’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TD Group in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to TD Group’s management, including its President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, TD Group’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
The management of TD Group is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework, TransDigm’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2026. Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2026.
During fiscal 2026, the Company completed the acquisitions of Simmonds, JPE and VSA and Prince & Izant. The Company is currently integrating the acquisitions into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded these acquisitions from management's evaluation of internal controls over financial reporting as of September 30, 2026. These acquisitions constituted approximately 16.8% of the Company’s total assets (inclusive of acquired intangible assets and goodwill) as of September 30, 2026, and approximately 5.8% and 2.8% of the Company’s net sales and income from continuing operations before income taxes, respectively, for the fiscal year ended September 30, 2026.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
TransDigm Group Incorporated
Opinion on Internal Control over Financial Reporting
We have audited TransDigm Group Incorporated’s internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, TransDigm Group Incorporated (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Simmonds Precision Products, Inc. (“Simmonds”), Jet Parts Engineering (“JPE”), Victor Sierra Aviation Holdings (“VSA”) or Prince & Izant (“P&I”), which are included in the 2026 consolidated financial statements of the Company and constituted 16.8% of total assets as of September 30, 2026 and 5.8% and 2.8% of net sales and income from continuing operations before income taxes, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Simmonds, JPE, VSA or P&I.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three fiscal years in the period ended September 30, 2026, and the related notes and our report dated November 10, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Cleveland, Ohio
November 10, 2026

ITEM 9B.    OTHER INFORMATION
On September 14, 2026, W. Nicholas Howley, Chairman of the Company’s Board of Directors, terminated a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) that was adopted on February 18, 2026 and was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The arrangement provided for the sale of up to 192,544 shares of the Company’s common stock and was scheduled to expire on August 31, 2027.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Information regarding TD Group’s directors will be set forth under the caption “Proposal No. 1 - Election of Directors” in our Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning TD Group’s executive officers:

Name	Age	Position
Michael Lisman	44	President and Chief Executive Officer
Patrick Murphy	54	Co-Chief Operating Officer
Joel Reiss	56	Co-Chief Operating Officer
Sarah Wynne	52	Chief Financial Officer
Armani Vadiee	46	General Counsel, Chief Compliance Officer and Secretary
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
Mr. Vadiee was appointed General Counsel, Chief Compliance Officer, and Secretary in July 2025. Prior to this role, he served as TransDigm’s Vice President of Global Public Sector. Before joining TransDigm, Mr. Vadiee was a partner at a Washington D.C.-based law firm where he served as outside counsel to TransDigm for over ten years, developing a deep understanding of the Company’s operations and regulatory environment.

Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which applies to all of our directors, officers, and employees and a Code of Ethics for Senior Financial Officers which includes additional ethical obligations for our senior financial management (which includes our president and chief executive officer, chief operating officer(s), chief financial officer, corporate controller, treasurer, vice president of finance, director of audit, group controllers, general counsel, operating unit presidents and operating unit vice presidents of finance). Please refer to the information set forth in our Proxy Statement, which is incorporated herein by reference. Our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers are available on our website at www.transdigm.com. Any person may receive a copy without charge by writing to us at TransDigm Group Incorporated, 1350 Euclid Avenue, Suite 1600, Cleveland, Ohio 44115. We intend to disclose on our website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission.
Nominations of Directors
The procedure by which stockholders may recommend nominees to our Board of Directors will be set forth under the caption “Stockholder Proposals for the 2027 Annual Meeting” in our Proxy Statement, which is incorporated herein by reference.
Audit Committee
The information regarding the audit committee of our Board of Directors and audit committee financial experts will be set forth under the caption “Corporate Governance” in our Proxy Statement, which is incorporated herein by reference.
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, and by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards applicable to us. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.
The remaining information required by this Item, including information required by Item 405 of Regulation S-K, to the extent applicable, will be set forth in our Proxy Statement and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be set forth under the captions “Executive Compensation” and “Director Compensation” in our Proxy Statement, which is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information regarding security ownership of certain beneficial owners and management will be set forth under the captions “Beneficial Ownership of Equity Securities of TransDigm” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement, which is incorporated herein by reference.
Equity Compensation Plan Information

Plan category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,903,759	(2)	$715.83	2,708,865	(3)

(1)Includes information related to the 2014 stock option plan and the 2019 stock option plan.
(2)This amount represents 2,662,535 and 1,241,224 shares subject to outstanding stock options under our 2014 stock option plan and 2019 stock option plan, respectively. No further grants may be made under our 2014 stock option plan, although outstanding stock options continue in force in accordance with their terms.
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed with Report
(a) (1) Financial Statements
(a) (2) Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
3.1	Second Amended and Restated Certificate of Incorporation, filed April 28, 2014, of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 28, 2014 (File No. 001-32833)
3.2	Third Amended and Restated Bylaws of TransDigm Group Incorporated	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 30, 2018 (File No. 001-32833)
4.1	Form of Stock Certificate	Incorporated by reference to Amendment No. 3 to TransDigm Group Incorporated’s Form S-1 filed March 13, 2006 (File No. 333-130483)
4.2	Indenture, dated as of January 20, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.3	Indenture, dated as of April 21, 2021, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.4	Indenture, dated as of February 24, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.750% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
4.5	First Supplemental Indenture, dated as of March 9, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.750% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed March 9, 2023 (File No. 001-32833)
4.6	Indenture, dated as of August 18, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.875% Senior Secured Notes due 2030	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed August 18, 2023 (File No. 001-32833)
4.7	Indenture, dated as of November 28, 2023, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 7.125% Senior Secured Notes due 2031	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 28, 2023 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.8	Indenture, dated as of February 27, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.9	Indenture, dated as of February 27, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.625% Senior Secured Notes due 2032	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.10	First Supplemental Indenture, dated as of March 22, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, to the Indenture, dated as of February 27, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s additional 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 22, 2024 (File No. 001-32833)
4.11	Indenture, dated as of September 19, 2024, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.000% Senior Secured Notes due 2033	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 20, 2024 (File No. 001-32833)
4.12	Indenture, dated as of May 20, 2025, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2033	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 20, 2025 (File No. 001-32833)
4.13	Indenture, dated as of August 19, 2025, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.250% Senior Secured Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 20, 2025 (File No. 001-32833)
4.14	Indenture, dated as of August 19, 2025, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.750% Senior Subordinated Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 20, 2025 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.15	Indenture, dated as of February 13, 2026, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.125% Senior Subordinated Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2026 (File No. 001-32833)
4.16	First Supplemental Indenture, dated as of April 17, 2026, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to TransDigm Inc.’s 6.125% Senior Subordinated Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 17, 2026 (File No. 001-32833)
4.17	Indenture, dated as of September 28, 2026, among TransDigm Inc., as issuer, TransDigm Group Incorporated, as a guarantor, the subsidiary guarantors party thereto, The Bank of New York Mellon Trust Company, N.A., as trustee and US collateral agent, and The Bank of New York Mellon, as UK collateral agent, relating to TransDigm Inc.’s 6.75% Senior Secured Notes due 2035	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 28, 2026 (File No. 001-32833)
4.18	Form of Supplemental Indenture to Add New Guarantors	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
4.19	Form of TransDigm Inc.’s 4.625% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed January 20, 2021 (File No. 001-32833)
4.20	Form of TransDigm Inc.’s 4.875% Senior Subordinated Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 21, 2021 (File No. 001-32833)
4.21	Form of TransDigm Inc.’s 6.750% Senior Secured Notes due 2028	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
4.22	Form of TransDigm Inc.’s 6.875% Senior Secured Notes due 2030	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed August 18, 2023 (File No. 001-32833)
4.23	Form of TransDigm Inc.’s 7.125% Senior Secured Notes due 2031	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 28, 2023 (File No. 001-32833)
4.24	Form of TransDigm Inc.’s 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.25	Form of TransDigm Inc.’s 6.625% Senior Secured Notes due 2032	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
4.26	Form of TransDigm Inc.’s additional 6.375% Senior Secured Notes due 2029	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 22, 2024 (File No. 001-32833)
4.27	Form of TransDigm Inc.’s 6.000% Senior Secured Notes due 2033	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 20, 2024 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
4.28	Form of TransDigm Inc.’s 6.375% Senior Subordinated Notes due 2033	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 20, 2025 (File No. 001-32833)
4.29	Form of TransDigm Inc.’s 6.250% Senior Secured Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 20, 2025 (File No. 001-32833)
4.30	Form of TransDigm Inc.’s 6.750% Senior Subordinated Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 20, 2025 (File No. 001-32833)
4.31	Form of TransDigm Inc.’s 6.125% Senior Subordinated Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2026 (File No. 001-32833)
4.32	Form of TransDigm Inc.’s additional 6.125% Senior Subordinated Notes due 2034	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 17, 2026 (File No. 001-32833)
4.33	Form of TransDigm Inc.’s 6.750% Senior Secured Notes due 2035	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 28, 2026 (File No. 001-32833)
4.34	Description of Securities	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.1	Option Agreement dated August 6, 2021 between the Company and W. Nicholas Howley*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 10, 2021 (File No. 001-32833)
10.2	Amended and Restated Employment Agreement, dated October 1, 2025, between the Company and Michael Lisman*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 1, 2025 (File No. 001-32833)
10.3	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Joel Reiss*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.4	Amended and Restated Employment Agreement, dated July 26, 2023, between TransDigm Group Incorporated and Sarah Wynne*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.5	Amended and Restated Employment Agreement, dated August 5, 2025, between the Company and Patrick J. Murphy*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2025 (File No. 001-32833)
10.6	Employment Agreement, dated July 7, 2025, between the Company and Armani Vadiee*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2025 (File No. 001-32833)
10.7	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 7, 2019 (File No. 001-32833)
10.8	TransDigm Group Incorporated 2019 Stock Option Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 4, 2019 (File No. 001-32833)
10.9	TransDigm Group Incorporated 2019 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.10	TransDigm Group Incorporated 2016 Director Share Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 10, 2016 (File No. 001-32833)
10.11	Form of Stock Option Agreement for options awarded in fiscal 2022*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.12	Form of Stock Option Agreement for options awarded in fiscal 2023*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.13	Form of Stock Option Grant Notice and Agreement for executive officers under the TransDigm Group Incorporated 2019 Stock Option Plan (or TransDigm Group Incorporated 2014 Stock Option Plan) for options awarded in fiscal 2024*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.14	Form of Stock Option Grant Notice and Agreement for directors under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2024*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
10.15	Form of Stock Option Grant Notice and Agreement for executive officers under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2025*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 7, 2024 (File No. 001-32833)
10.16	Form of Stock Option Grant Notice and Agreement for directors under the TransDigm Group Incorporated 2019 Stock Option Plan for options awarded in fiscal 2025*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 7, 2024 (File No. 001-32833)
10.17	Form of Stock Option Agreement for Director and NEO options awarded in fiscal 2026*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2025 (File No. 001-32833)
10.18	Form of Stock Option Agreement for Director and NEO options awarded in fiscal 2027*	Filed Herewith
10.19	Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.20	Amendment to Amended and Restated TransDigm Group Incorporated 2014 Stock Option Plan Dividend Equivalent Plan*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.21	Form of Amendment to Director Options to Effect Changes in Dividend Equivalent Payment Method*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 9, 2022 (File No. 001-32833)
10.22	Amendment and Restatement Agreement, and Second Amendment and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. from time to time party thereto, the lenders party thereto, as lenders, and Credit Suisse AG, as administrative agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 6, 2014 (File No. 001-32833)
10.23	Incremental Assumption and Refinancing Facility Agreement, dated as of May 14, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 19, 2015 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.24	Loan Modification Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.25	Incremental Revolving Credit Assumption and Refinancing Facility Agreement, dated as of May 20, 2015, among TransDigm Inc., TransDigm Group Incorporated, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent and the other agents and lenders party thereto	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 27, 2015 (File No. 001-32833)
10.26	Incremental Term Loan Assumption Agreement dated October 14, 2016 among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed October 14, 2016 (File No. 001-32833)
10.27	Amendment No. 2 to the Second Amended and Restated Credit Agreement, dated as of March 6, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 8, 2017 (File No. 001-32833)
10.28	Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of August 22, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 24, 2017 (File No. 001-32833)
10.29	Amendment No. 4 to the Second Amended and Restated Credit Agreement, dated as of November 30, 2017, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed December 6, 2017 (File No. 001-32833)
10.30	Refinancing Facility Agreement to the Second Amended and Restated Credit Agreement, dated as of February 22, 2018, among TransDigm Inc., as borrower, TransDigm Group Incorporated, as guarantor, the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent and collateral agent, and the other agents and lenders named therein	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 22, 2018 (File No. 001-32833)
10.31	Amendment No. 5, Incremental Assumption Agreement and Refinancing Facility Agreement, dated as of May 30, 2018, relating to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 31, 2018 (File No. 001-32833)
10.32	Amendment No. 6 and Incremental Revolving Credit Assumption Agreement, dated as of March 14, 2019, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 14, 2019 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.33	Amendment No. 7 and Refinancing Facility Agreement, dated as of February 6, 2020, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 6, 2020 (File No. 001-32833)
10.34	Amendment No. 8 and Loan Modification Agreement, dated as of May 24, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed May 25, 2021 (File No. 001-32833)
10.35	Amendment No. 9 and Incremental Revolving Credit Assumption Agreement, dated as of December 29, 2021, to the Second Amended and Restated Credit Agreement, dated as of June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Credit Suisse AG, as administrative agent and collateral agent for the lenders	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed December 30, 2021 (File No. 001-32833)
10.36	Amendment No. 10, Loan Modification Agreement and Refinancing Facility Agreement, dated December 14, 2022, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent (as successor to Credit Suisse AG) for the lenders	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed December 14, 2022 (File No. 001-32833)
10.37	Amendment No. 11, Loan Modification Agreement and Refinancing Facility Agreement, dated February 24, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated's Form 8-K, filed February 24, 2023 (File No. 001-32833)
10.38	Amendment No. 12 to the Second Amended and Restated Credit Agreement, dated June 16, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
10.39	Amendment No. 13 and Incremental Term Loan Assumption Agreement, dated November 28, 2023, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed November 28, 2023 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.40	Amendment No. 14 and Incremental Revolving Credit Assumption Agreement, dated February 27, 2024, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 28, 2024 (File No. 001-32833)
10.41	Amendment No. 15, Loan Modification Agreement and Refinancing Facility Agreement, dated March 22, 2024, relating to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders and Amendment, dated March 22, 2024, relating to the Guarantee and Collateral Agreement, dated June 23, 2006, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 22, 2024 (File No. 001-32833)
10.42	Amendment No. 16, Loan Modification Agreement and Refinancing Facility Agreement, dated June 4, 2024, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed June 4, 2024 (File No. 001-32833)
10.43	Amendment No. 17 and Incremental Revolving Credit Assumption Agreement, dated September 19, 2024, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 20, 2024 (File No. 001-32833)
10.44	Amendment No. 18 and Incremental Term Loan Assumption Agreement, dated as of August 19, 2025, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 20, 2025 (File No. 001-32833)
10.45	Amendment No. 19, Loan Modification Agreement and Refinancing Facility Agreement, dated as of September 17, 2025, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed September 17, 2025 (File No. 001-32833)
10.46	Amendment No. 20 and Incremental Term Loan Assumption Agreement, dated as of February 13, 2026, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed February 13, 2026 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.47	Amendment No. 21 and Incremental Term Loan Assumption Agreement, dated as of April 17, 2026, to the Second Amended and Restated Credit Agreement, dated June 4, 2014, among TransDigm Inc., TransDigm Group Incorporated, each subsidiary of TransDigm Inc. party thereto, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent and collateral agent for the lenders**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed April 17, 2026 (File No. 001-32833)
10.48	Guarantee and Collateral Agreement, dated as of June 23, 2006, as amended and restated as of December 6, 2010, as further amended and restated as of February 14, 2011 and February 28, 2013, among TransDigm Inc., TransDigm Group Incorporated, the subsidiaries of TransDigm Inc. named therein and Credit Suisse AG as administrative agent and collateral agent	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed March 6, 2013 (File No. 001-32833)
10.49	Receivables Purchase Agreement, dated October 21, 2013, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser and a Purchaser Agent, the various other Purchasers and Purchaser Agents from time to time party thereto, and PNC National Association as Administrator	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed February 5, 2014 (File No. 001-32833)
10.50	First Amendment to the Receivables Purchase Agreement, dated March 25, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association as a Purchaser, Purchaser Agent for its Purchaser Group and as Administrator
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.51	Second Amendment to the Receivables Purchase Agreement, dated August 8, 2014, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.52	Third Amendment to the Receivables Purchase Agreement, dated March 20, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchase Agent for its and Atlantic’s Purchaser Group
Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2015 (File No. 001-32833)
10.53	Fourth Amendment to the Receivables Purchase Agreement dated as of August 4, 2015, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as a Purchaser Agent for its Purchaser Group and Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, and Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 8-K, filed August 7, 2015 (File No. 001-32833)
10.54	Ninth Amendment to the Receivables Purchase Agreement dated as of August 1, 2017, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 13, 2017 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.55	Tenth Amendment to the Receivables Purchase Agreement dated as of July 31, 2018, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2018 (File No. 001-32833)
10.56	Eleventh Amendment to the Receivables Purchase Agreement dated as of July 30, 2019, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 19, 2019 (File No. 001-32833)
10.57	Twelfth Amendment to the Receivables Purchase Agreement dated as of July 22, 2020, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, Atlantic Asset Securitization LLC, as a Conduit Purchaser, Credit Agricole Corporate and Investment Bank, as a Committed Purchaser and as a Purchaser Agent for its and Atlantic’s Purchaser Group, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 12, 2020 (File No. 001-32833)
10.58	Thirteenth Amendment to the Receivables Purchase Agreement dated as of July 26, 2021, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 16, 2021 (File No. 001-32833)
10.59	Fourteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2022, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Fifth Third Bank, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 10, 2022 (File No. 001-32833)
10.60	Fifteenth Amendment to the Receivables Purchase Agreement dated as of July 25, 2023, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 8, 2023 (File No. 001-32833)
10.61	Sixteenth Amendment to the Receivables Purchase Agreement dated as of May 28, 2024, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 7, 2024 (File No. 001-32833)

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
10.62	Seventeenth Amendment to the Receivables Purchase Agreement dated as of July 12, 2024, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 6, 2024 (File No. 001-32833)
10.63	Eighteenth Amendment to the Receivables Purchase Agreement dated as of July 11, 2025, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 5, 2025 (File No. 001-32833)
10.64	Twentieth Amendment to the Receivables Purchase Agreement dated as of July 10, 2026, among TransDigm Receivables LLC, TransDigm Inc., PNC Bank, National Association, as a Committed Purchaser, as Purchaser Agent for its Purchaser Group and as Administrator, and Wells Fargo Bank, National Association, as a Committed Purchaser and as Purchaser Agent for its Purchaser Group**	Incorporated by reference to TransDigm Group Incorporated’s Form 10-Q, filed August 4, 2026 (File No. 001-32833)
19.1	TransDigm Group Incorporated Amended and Restated Insider Trading and Confidentiality Policy Statement*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 7, 2024 (File No. 001-32833)
21.1	Subsidiaries of TransDigm Group Incorporated	Filed Herewith
22.1	Listing of Subsidiary Guarantors	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification by Principal Executive Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification by Principal Financial Officer of TransDigm Group Incorporated pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
97	TransDigm Group Incorporated Compensation Clawback Policy, dated October 2, 2023*	Incorporated by reference to TransDigm Group Incorporated’s Form 10-K, filed November 9, 2023 (File No. 001-32833)
101.INS	Inline XBRL Instance Document: The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith

Exhibit No.	Description	Filed Herewith or Incorporated by Reference From
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101	Filed Herewith

*	Indicates management contract or compensatory plan contract or arrangement.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the Securities and Exchange Commission.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2026.

TRANSDIGM GROUP INCORPORATED
By:	/s/ Sarah Wynne
Name:	Sarah Wynne
Title:	Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date
/s/ Michael Lisman	President, Chief Executive Officer and Director (Principal Executive Officer)	November 10, 2026
Michael Lisman
/s/ Sarah Wynne	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 10, 2026
Sarah Wynne
/s/ W. Nicholas Howley	Chairman	November 10, 2026
W. Nicholas Howley
/s/ David A. Barr	Director	November 10, 2026
David A. Barr
/s/ Jane M. Cronin	Director	November 10, 2026
Jane M. Cronin
/s/ Michael Graff	Director	November 10, 2026
Michael Graff
/s/ Sean P. Hennessy	Director	November 10, 2026
Sean P. Hennessy
/s/ Irina I. Krasik	Director	November 10, 2026
Irina I. Krasik
/s/ Gary E. McCullough	Director	November 10, 2026
Gary E. McCullough
/s/ Pete Palmer	Director	November 10, 2026
Pete Palmer
/s/ Michele L. Santana	Director	November 10, 2026
Michele L. Santana
/s/ Robert J. Small	Lead Independent Director	November 10, 2026
Robert J. Small

TRANSDIGM GROUP INCORPORATED AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED SEPTEMBER 30, 2026
ITEM 8 AND ITEM 15(a) (1)
FINANCIAL STATEMENTS INDEX

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
TransDigm Group Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TransDigm Group Incorporated (the “Company”) as of September 30, 2026 and 2025, the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit and cash flows for each of the three fiscal years in the period ended September 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 10, 2026 expressed an unqualified opinion thereon.
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
As disclosed in Note 8, the Company had goodwill of $12,946 million at September 30, 2026. As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment annually as of the first day of the fourth fiscal quarter, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below carrying value. The Company’s goodwill is initially assigned to its reporting units as of the acquisition date. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company determines the qualitative assessment is not sufficient to conclude on whether it is more likely than not that the fair value is less than the carrying value, a quantitative impairment test is performed. The Company may also elect to bypass the qualitative assessment and perform a quantitative test for any or all reporting units. As part of the quantitative assessment, the Company determines the fair value of the reporting units using a discounted cash flow valuation model.
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
To test the fair values of the Company’s reporting units, our audit procedures included, among others, assessing the use of the discounted cash flow valuation model and testing the significant assumptions discussed above and underlying data used by the Company in its analyses for certain of the reporting units evaluated using the quantitative assessment. We utilized internal valuation specialists in assessing the fair value methodologies applied and evaluating the reasonableness of the discount rate selected by management in the determination of the fair values of certain of the reporting units. We compared the revenue growth rates and EBITDA margins used by management to current industry trends, recent historical performance, or other relevant factors. We performed sensitivity analyses of significant assumptions described above to evaluate the changes in fair values that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.

Cleveland, Ohio
November 10, 2026

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2026 AND 2025
(Amounts in millions, except share amounts)

	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,279	$2,808
Trade accounts receivable—Net	2,054	1,617
Inventories—Net	2,713	2,095
Prepaid expenses and other	606	492
Total current assets	7,652	7,012
PROPERTY, PLANT AND EQUIPMENT—NET	1,832	1,579
GOODWILL	12,946	10,612
OTHER INTANGIBLE ASSETS—NET	5,152	3,454
OTHER NON-CURRENT ASSETS	432	252
TOTAL ASSETS	$28,014	$22,909

LIABILITIES, REDEEMABLE NCI AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$147	$124
Short-term borrowings—trade receivable securitization facility	873	724
Accounts payable	518	368
Accrued and other current liabilities	1,100	966
Total current liabilities	2,638	2,182
LONG-TERM DEBT	33,743	29,167
DEFERRED INCOME TAXES	1,023	759
OTHER NON-CURRENT LIABILITIES	517	480
Total liabilities	37,921	32,588

REDEEMABLE NONCONTROLLING INTERESTS (“NCI”)	85	—

TD GROUP STOCKHOLDERS’ DEFICIT:
Common stock - $.01 par value; authorized 224,400,000 shares; issued 62,984,285 and 62,465,317 at September 30, 2026 and September 30, 2025, respectively	1	1
Additional paid-in capital	3,471	3,135
Accumulated deficit	(8,529)	(10,606)
Accumulated other comprehensive income (loss)	34	(10)
Treasury stock, at cost; 8,406,114 and 6,089,675 shares at September 30, 2026 and September 30, 2025, respectively	(4,977)	(2,206)
Total TD Group stockholders’ deficit	(10,000)	(9,686)
NONCONTROLLING INTERESTS	8	7
Total stockholders’ deficit	(9,992)	(9,679)
TOTAL LIABILITIES, REDEEMABLE NCI AND STOCKHOLDERS’ DEFICIT	$28,014	$22,909
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share amounts)

	Fiscal Years Ended September 30,
	2026	2025	2024
NET SALES	$10,557	$8,831	$7,940
COST OF SALES	4,303	3,520	3,268
GROSS PROFIT	6,254	5,311	4,672
SELLING AND ADMINISTRATIVE EXPENSES	1,191	945	980
AMORTIZATION OF INTANGIBLE ASSETS	252	201	161
INCOME FROM OPERATIONS	4,811	4,165	3,531
INTEREST EXPENSE—NET	2,008	1,572	1,286
REFINANCING COSTS	28	11	58
OTHER EXPENSE (INCOME)	11	(47)	(28)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,764	2,629	2,215
INCOME TAX PROVISION	656	555	500
NET INCOME	2,108	2,074	1,715
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO TD GROUP	$2,107	$2,074	$1,714
NET INCOME APPLICABLE TO TD GROUP COMMON STOCKHOLDERS	$2,048	$1,866	$1,481
Earnings per share attributable to TD Group common stockholders:
Earnings per share	$35.51	$32.08	$25.62
Cash dividends declared per common share	$—	$90.00	$110.00
Weighted-average shares outstanding:
Basic and diluted	57.6	58.2	57.8
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Fiscal Years Ended September 30,
	2026	2025	2024
Net income	$2,108	$2,074	$1,715
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(66)	58	181
Unrealized gains (losses) on derivatives	101	(23)	(124)
Pension and post-retirement benefit plans adjustment	9	(3)	(1)
Other comprehensive income, net of tax	44	32	56
Total comprehensive income	2,152	2,106	1,771
Comprehensive income attributable to noncontrolling interests	(1)	—	(1)
Comprehensive income attributable to TD Group	$2,151	$2,106	$1,770
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Amounts in millions, except share amounts)

		TD Group Stockholders’ Deficit
	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock			Total Stockholders’ Deficit
		Number of Shares	Par Value				Number of Shares	Value	Noncontrolling Interests
BALANCE—September 30, 2023	$—	60,995,513	$1	$2,440	$(2,621)	$(98)	(5,688,639)	$(1,706)	$6	$(1,978)
Changes in noncontrolling interests of consolidated subsidiaries, net	—	—	—	—	—	—	—	—	1	1
Special dividends ($35.00 and $75.00 per share) and vested dividend equivalents declared	—	—	—	—	(6,368)	—	—	—	—	(6,368)
Accrued unvested dividend equivalents and other	—	—	—	—	(87)	—	—	—	—	(87)
Compensation expense recognized for employee stock options	—	—	—	134	—	—	—	—	—	134
Stock-based compensation activity	—	909,320	—	245	—	—	—	—	—	245
Net income attributable to TD Group	—	—	—	—	1,714	—	—	—	—	1,714
Foreign currency translation adjustment, net of tax	—	—	—	—	—	181	—	—	—	181
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(124)	—	—	—	(124)
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	—	(1)	—	—	—	(1)
BALANCE—September 30, 2024	$—	61,904,833	$1	$2,819	$(7,362)	$(42)	(5,688,639)	$(1,706)	$7	$(6,283)
Special dividends ($90.00 per share) and vested dividend equivalents declared	—	—	—	—	(5,232)	—	—	—	—	(5,232)
Accrued unvested dividend equivalents and other	—	—	—	—	(86)	—	—	—	—	(86)
Compensation expense recognized for employee stock options	—	—	—	150	—	—	—	—	—	150
Stock-based compensation activity	—	560,484	—	166	—	—	—	—	—	166
Stock repurchases under repurchase program	—	—	—	—	—	—	(401,036)	(500)	—	(500)
Excise tax on stock repurchases	—	—	—	—	—	—	—	—	—	—
Net income attributable to TD Group	—	—	—	—	2,074	—	—	—	—	2,074
Foreign currency translation adjustment, net of tax	—	—	—	—	—	58	—	—	—	58
Unrealized loss on derivatives, net of tax	—	—	—	—	—	(23)	—	—	—	(23)
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	—	(3)	—	—	—	(3)
BALANCE—September 30, 2025	$—	62,465,317	$1	$3,135	$(10,606)	$(10)	(6,089,675)	$(2,206)	$7	$(9,679)
Noncontrolling interests recognized related to acquisitions	90	—	—	—	—	—	—	—	—	—
Changes in noncontrolling interests of consolidated subsidiaries, net	1	—	—	—	—	—	—	—	1	1
Acquisitions of noncontrolling interests	(6)	—	—	—	—	—	—	—	—	—
Accrued unvested dividend equivalents and other	—	—	—	—	(30)	—	—	—	—	(30)
Compensation expense recognized for employee stock options	—	—	—	170	—	—	—	—	—	170
Stock-based compensation activity	—	518,968	—	166	—	—	—	—	—	166
Stock repurchases under repurchase program	—	—	—	—	—	—	(2,316,439)	(2,750)	—	(2,750)
Excise tax on stock repurchases	—	—	—	—	—	—	—	(21)	—	(21)
Net income attributable to TD Group	—	—	—	—	2,107	—	—	—	—	2,107
Foreign currency translation adjustment, net of tax	—	—	—	—	—	(66)	—	—	—	(66)
Unrealized gain on derivatives, net of tax	—	—	—	—	—	101	—	—	—	101
Pension and post-retirement benefit plans adjustment, net of tax	—	—	—	—	—	9	—	—	—	9
BALANCE—September 30, 2026	$85	62,984,285	$1	$3,471	$(8,529)	$34	(8,406,114)	$(4,977)	$8	$(9,992)
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Fiscal Years Ended September 30,
	2026	2025	2024
OPERATING ACTIVITIES:
Net income	$2,108	$2,074	$1,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	191	163	149
Amortization of intangible assets and product certification costs	254	204	163
Amortization of debt issuance costs, original issue discount and premium	47	38	40
Refinancing costs	28	11	58
Gain on sale of businesses, net	—	(10)	(11)
Non-cash stock and deferred compensation expense	158	157	217
Deferred income taxes	48	(10)	10
Changes in assets/liabilities, net of effects from acquisitions and sales of businesses:
Trade accounts receivable	(258)	(212)	(84)
Inventories	(272)	(146)	(83)
Income taxes receivable	(5)	(94)	(62)
Other assets	(115)	(55)	(60)
Accounts payable	73	38	(11)
Accrued interest	10	23	60
Accrued and other liabilities	(80)	(143)	(56)
Net cash provided by operating activities	2,187	2,038	2,045
INVESTING ACTIVITIES:
Capital expenditures	(274)	(222)	(165)
Acquisition of businesses, net of cash acquired	(4,389)	(419)	(2,347)
Other investing transactions, net	1	46	71
Net cash used in investing activities	(4,662)	(595)	(2,441)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	155	166	245
Dividends and dividend equivalent payments	(59)	(9,629)	(2,038)
Repurchases of common stock	(2,750)	(500)	—
Proceeds from issuance of senior secured notes, net	2,978	494	7,373
Repayments of senior secured notes	(1,846)	—	(4,400)
Proceeds from issuance of senior subordinated notes, net	1,686	4,598	—
Repayments of senior subordinated notes, net	—	(2,650)	(550)
Proceeds from trade receivable securitization facility, net	150	238	137
Proceeds from term loans, net	1,781	6,015	6,815
Repayment on term loans	(121)	(3,622)	(4,403)
Financing costs and other, net	(20)	(10)	(8)
Net cash provided by (used in) financing activities	1,954	(4,900)	3,171
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8)	4	14
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(529)	(3,453)	2,789
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,808	6,261	3,472
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,279	$2,808	$6,261
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net	$1,922	$1,481	$1,158
Cash paid during the period for income taxes, net of refunds	$599	$640	$539
See notes to consolidated financial statements

TRANSDIGM GROUP INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED SEPTEMBER 30, 2026, 2025 AND 2024
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
Revenue Recognition – The Company recognizes revenue from contracts with customers using the five step model prescribed in ASC 606. A substantial portion of the Company's revenue is recorded at a point-in-time basis. Revenue is recognized from the sale of products or services when obligations under the terms of the contract are satisfied and control of promised goods or services has transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. Revenue is measured at the amount of consideration the Company expects to be paid in exchange for goods or services. Refer to Note 3, “Revenue Recognition,” for further information.
Shipping and Handling Costs – Shipping and handling costs are included in cost of sales in the consolidated statements of income.
Research and Development Costs – The Company expenses research and development costs as incurred and classifies such amounts in selling and administrative expenses. The expense recognized for research and development costs for the fiscal years ended September 30, 2026, 2025 and 2024 was approximately $151 million, $118 million, and $107 million, respectively.
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

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost of inventories is generally determined by the average actual cost and the first-in, first-out (“FIFO”) methods and includes material, labor and overhead related to the manufacturing process. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels, historical usage and future sales forecasts. The provision for potentially obsolete or slow-moving inventory at September 30, 2026 and 2025 was $357 million and $270 million, respectively. Refer to Note 6, “Inventories,” for further information.
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
Property, plant and equipment is assessed for potential impairment whenever indicators of impairment are present by determining whether the carrying value of the property can be recovered through projected, undiscounted cash flows from future operations over the property’s remaining estimated useful life. Any impairment recognized is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. No impairments of long-lived assets were recorded in fiscal 2026, 2025 or 2024. Refer to Note 7, “Property, Plant and Equipment,” for further information.
Financial Instruments – Interest rate swap and collar agreements are used to manage interest rate risk associated with floating rate borrowings under our Second Amended and Restated Credit Agreement dated as of June 4, 2014 (the “Credit Agreement”). Under the swap agreements, the Company receives floating rate payments in exchange for making fixed rate payments over the term of the agreements, without an exchange of the underlying principal amount. The collar agreements establish a floor and a cap on Term SOFR for a portion of the Company’s floating rate debt. Together, these agreements reduce the impact of interest rate movements on future interest expense. The interest rate swap and collar agreements are designated and qualify as cash flow hedges.
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
For derivatives designated as cash flow hedges, the entire change in fair value is recorded in accumulated other comprehensive income (loss) in stockholders’ deficit and is reclassified into earnings, in the same line as the hedged item, in the period during which the hedged item affects earnings. Gains and losses on the interest rate swap and collar agreements reclassified into earnings are recognized in interest expense-net. Gains and losses on the foreign currency forward contracts reclassified into earnings are recognized in net sales. Cash flows from settled contracts are included in net cash provided by operating activities. Refer to Note 18, “Derivatives and Hedging Activities,” for further information.

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
Acquisition transaction-related expenses for the fiscal years ended September 30, 2026, 2025 and 2024 totaled approximately $25 million, $6 million and $33 million, respectively. These costs are expensed when incurred and included in selling and administrative expenses in the consolidated statements of income.
Goodwill and Other Intangible Assets – The Company performs an annual impairment test for goodwill and other intangible assets as of the first day of the fourth fiscal quarter of each year, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below carrying value.
We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for all or selected reporting units. If, after completing this assessment, it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative test. We may also elect to perform a quantitative test instead of a qualitative assessment for any or all of our reporting units. In this application, the definition of “more-likely-than-not” is interpreted as a likelihood of more than 50%. For the quantitative test, management determines the estimated fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the estimated fair value of the reporting unit is less than the current carrying value, impairment of goodwill of the reporting unit is recognized. The assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, revenue growth rates and EBITDA margins, cash flow projections and terminal value rates. Discount rates are set by using the weighted average cost of capital (“WACC”) methodology.
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
The impairment test for indefinite-lived intangible assets consists of a comparison between their fair values and carrying values. If the carrying amounts of intangible assets that have indefinite useful lives exceed their fair values, an impairment loss will be recognized in an amount equal to the sum of any such excesses.
As of the first day of the fourth quarter of fiscal 2026, the date of the annual impairment test, no indefinite-lived intangible assets or goodwill was determined to be impaired. As economic and market conditions have not changed significantly since the first day of the fourth quarter and no other indicators of impairment were identified, this conclusion remains appropriate as of September 30, 2026.
The Company assesses the recoverability of its amortizable intangible assets only when indicators of impairment are present by determining whether the carrying value can be recovered through projected, undiscounted cash flows from future operations over their remaining lives. Amortization of amortizable intangible assets is computed using the straight-line method over the following general estimated useful lives: technology & other from 10 to 22 years, order backlog from 1 to 3 years, customer relationships from 10 to 20 years, and other intangible assets over 20 years. No indicators of impairment on the amortizable intangible assets were identified in fiscal 2026, 2025 or 2024.

Stock-Based Compensation – The Company records stock-based compensation expense using the Black-Scholes pricing model based on certain valuation assumptions. Compensation expense is recorded over the vesting periods of the stock options, adjusted for expected forfeitures. The Company has classified stock-based compensation primarily within selling and administrative expenses to correspond with the classification of employees that receive stock option grants. The Company also evaluates any subsequent changes to any option holders’ terms under the modification rules of ASC 718. If determined to be a modification, the Black-Scholes pricing model is updated as of the date of the modification resulting in a cumulative catch up to expense, if necessary. Refer to Note 16, “Stock-Based Compensation,” for further information.
Income Taxes – The provision for income taxes is calculated using the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the tax effect of temporary differences between the financial statement carrying amount of assets and liabilities and the amounts used for income tax purposes and for certain changes in valuation allowances. Valuation allowances are recorded to reduce certain deferred tax assets when, in our estimation, it is more likely than not that a tax benefit will not be realized. We recognize uncertain tax positions when we have determined it is more likely than not that a tax position will not be sustained upon examination. However, new information may become available, or applicable laws or regulations may change, thereby resulting in a favorable or unfavorable adjustment to amounts recorded. Taxes related to Global Intangible Low-Taxed Income (“GILTI”) are treated as a current period expense when incurred. Refer to Note 12, “Income Taxes,” for further information.
Comprehensive Income (Loss) – The term “comprehensive income (loss)” represents the change in stockholders’ equity (deficit) from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s accumulated other comprehensive income or loss, consisting principally of fair value adjustments to its interest rate swap and collar agreements (net of tax), cumulative foreign currency translation adjustments and pension liability adjustments (net of tax), is reported separately in the accompanying consolidated statements of comprehensive income.
Foreign Currency Translation and Transactions – The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average monthly exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from translation of financial statements, including gains and losses from certain intercompany transactions, are accumulated as a separate component of other comprehensive income (loss) for the period. Foreign currency losses or (gains) recognized in cost of sales on the consolidated statements of income from changes in exchange rates were $2 million, $10 million and $20 million for the fiscal years ended September 30, 2026, 2025 and 2024, respectively.
Earnings per Share – Earnings per share is calculated using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in cash dividends (“participating securities”). The Company’s vested stock options are considered “participating securities” because they include non-forfeitable rights to cash dividends. Unvested stock options are not participating securities because their dividend equivalent rights are forfeitable. Under the two-class method, net income attributable to the Company is allocated to both common shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per share includes the effect of other potentially dilutive securities, calculated using the treasury stock method, and reflects the more dilutive of the treasury stock and two-class methods. Contingently issuable shares are included in basic earnings per share when all necessary conditions have been satisfied, and in diluted earnings per share if the conditions would have been satisfied had the end of the reporting period been the end of the contingency period. Antidilutive securities are excluded from the calculation. Refer to Note 4, “Earnings Per Share,” for further information.
Redeemable Noncontrolling Interests – As detailed in Note 20, “Redeemable Noncontrolling Interests,” the noncontrolling interest holders of certain subsidiaries hold put options that allow them to sell up to 100% of their remaining interest to the Company. The Company holds call options that allow it to acquire up to 100% of their remaining interest. The cash consideration to be paid for the equity interests (redemption value) is primarily based on a formula using certain adjusted EBITDA metrics and a specified multiple.
Redeemable noncontrolling interests are initially recorded at their acquisition-date fair value. The fair value of the redeemable noncontrolling interests is determined using a Monte Carlo simulation and includes the put and call options available under the purchase agreement. Because redemption is outside the Company’s control, they are presented as temporary equity, between liabilities and stockholders’ deficit, on the consolidated balance sheets. After initial measurement, redeemable noncontrolling interests that are currently redeemable or probable of becoming redeemable are carried at the greater of (i) the redemption value or (ii) the carrying amount, which is the initial amount adjusted for the noncontrolling interest holders’ share of subsidiary earnings reduced by dividends paid to them.

New Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires a public business entity to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. The ASU also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. The standard makes several other changes to income tax disclosure requirements. This standard is effective for annual periods beginning after December 15, 2024 (fiscal 2026), and requires prospective application with the option to apply it retrospectively. The Company adopted this standard in the fourth quarter of fiscal 2026 and applied it prospectively. Refer to Note 12, “Income Taxes,” for the required disclosures.
Recent Accounting Pronouncements Issued
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
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” ASU 2025-09 provides amendments intended to better align hedge accounting and financial reporting with an entity’s risk management strategies, including expanded eligibility of forecasted transactions, additional flexibility in measuring hedge effectiveness and clarifications related to hedging non-financial items. The standard is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years (fiscal 2028), with early adoption permitted. The Company is currently evaluating this standard to determine its impact on our consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 provides clarifications intended to improve the consistency and usability of interim disclosure requirements and the applicability to Topic 270. ASU 2025-11 also provides additional guidance for reporting material events occurring after the most recent annual period. The standard is effective for interim periods within annual periods beginning after December 15, 2027 (fiscal 2029) on a prospective basis, with early adoption permitted. The Company is currently evaluating this standard to determine its impact on our disclosures.
2.    ACQUISITIONS
Prince & Izant – On September 28, 2026, the Company completed the acquisition of 99% of the outstanding stock of Prince & Izant (“P&I”) for approximately $1,058 million in cash, net of cash acquired. The definitive agreement to acquire P&I was entered into on July 27, 2026. The acquisition was financed using cash on hand. The remaining 1% of P&I equity interests continue to be owned by a member of P&I’s management team. Refer to Note 20, “Redeemable Noncontrolling Interests,” for further information.
P&I, headquartered in Cleveland, Ohio, is a leading global designer and manufacturer of highly engineered brazing alloys and specialty metal components used across a range of advanced performance and high cost-of-failure applications. P&I primarily supports the aerospace and defense, aeroderivative turbine, and transportation end markets. Within aerospace and defense, select applications include aircraft engine fuel nozzles and rocket engines. Additionally, but to a lesser degree, P&I also serves the medical and general industrial end markets. P&I derives the majority of its revenue from the aftermarket and supports a large installed base globally. P&I’s products are highly proprietary in nature and support end customers through advanced metallurgy, precise chemistry requirements, and deep formulation expertise which are critical to supporting the evolving performance requirements in the markets which it serves. P&I has manufacturing locations in Cleveland, Ohio; Tinley Park, Illinois; Franksville, Wisconsin; and Bay Shore, New York.
The operating results of P&I are included within TransDigm’s Power & Control segment.

The Company accounted for the P&I acquisition using the acquisition method of accounting and included the results of operations of the acquisition in its consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired, liabilities assumed and redeemable noncontrolling interests recognized based on their estimated fair values at the acquisition date. The excess of the purchase price and the fair value of the redeemable noncontrolling interests over the fair value of the net identifiable assets acquired was recorded as goodwill. The allocation is preliminary. As of September 30, 2026, the measurement period (not to exceed one year from the acquisition date) is open. The Company is in the process of obtaining a third-party valuation of the other intangible assets and the redeemable noncontrolling interests and of finalizing working capital and income taxes. The amounts recognized are subject to adjustment until the end of the measurement period and the adjustments may be material.
The preliminary allocation resulted in $627 million of goodwill and $410 million of other intangible assets. The other intangible assets consist of $198 million of technology (amortized over 20 years), $135 million of customer relationships (amortized over 20 years), $65 million of trademarks and trade names (indefinite-lived) and $12 million of backlog (amortized over 1 year). Of these amounts, $219 million of goodwill and $170 million of other intangible assets are expected to be deductible for tax purposes over 15 years.
Jet Parts Engineering and Victor Sierra Aviation Holdings – On April 7, 2026, the Company completed the acquisition of 95% of the outstanding stock of Jet Parts Engineering (“JPE”) and 96% of the outstanding stock of Victor Sierra Aviation Holdings (“VSA”) for approximately $2,142 million    in cash, net of cash acquired. The definitive agreement to acquire JPE and VSA was entered into on January 13, 2026. The remaining 5% and 4%, respectively, of JPE and VSA equity interests continue to be owned by certain members of JPE’s and VSA’s management teams. Refer to Note 20, “Redeemable Noncontrolling Interests,” for further information. The acquisition was financed using cash on hand and the net proceeds from the debt offerings completed in February 2026 (refer to Note 10, “Debt,” for further information).
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
The Company accounted for the JPE and VSA acquisition using the acquisition method of accounting and included the results of operations of the acquisition in its consolidated financial statements from the effective date of the acquisition. The total purchase price was allocated to the underlying assets acquired, liabilities assumed and redeemable noncontrolling interests recognized based upon their estimated fair values at the date of acquisition. The excess of the purchase price and the fair value of the redeemable noncontrolling interests over the fair value of the net identifiable assets acquired was recorded as goodwill. The Company has completed the valuation of the identifiable intangible assets and redeemable noncontrolling interests, which was performed with the assistance of a third-party valuation specialist. The allocation remains preliminary and is subject to adjustment during the measurement period, which will not exceed one year from the acquisition date, as the Company finalizes income taxes and certain other assets and liabilities. The Company does not expect material changes to the allocation.
During the fourth quarter of fiscal 2026, the Company recorded measurement period adjustments, primarily as a result of the completion of the third-party valuation and related impact on deferred tax liabilities, that increased goodwill by a net amount of $47 million. The adjustment to goodwill was a result of an increase to deferred income tax liabilities of $90 million, partially offset by an increase to other intangible assets of $43 million. The related effect on amortization expense was not material. The remaining measurement period adjustments recorded were not material.
The allocation resulted in $1,183 million of goodwill and $996 million of other intangible assets. The other intangible assets consist of $625 million of customer relationships (amortized over 20 years), $280 million of technology (amortized over 20 years) and $91 million of trademarks and trade names (indefinite-lived). Of these amounts, $753 million of goodwill and $707 million of other intangible assets are expected to be deductible for tax purposes over 15 years.

Simmonds Precision Products, Inc. – On October 6, 2025, the Company completed the acquisition of all the outstanding stock of the Simmonds Precision Products, Inc. business (“Simmonds”) of Goodrich Corporation for approximately $757 million in cash, net of cash acquired. The acquisition was financed using cash on hand. Simmonds, headquartered in Vergennes, Vermont, is a leading global designer and manufacturer of fuel & proximity sensing and structural health monitoring solutions for the aerospace and defense end markets. Simmonds’ products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Simmonds are included within TransDigm’s Power & Control segment.
The Company completed its allocation of the fair value of the assets acquired and liabilities assumed for the Simmonds acquisition. The final allocation resulted in $370 million of goodwill and $425 million of other intangible assets. The other intangible assets consist of $219 million of technology (amortized over 20 years), $160 million of customer relationships (amortized over 20 years) and $46 million of trademarks and trade names (indefinite-lived). All of the goodwill and other intangible assets recognized are deductible for tax purposes over 15 years.
Servotronics, Inc. – On June 2, 2025, the Company launched a tender offer to acquire all the issued and outstanding stock of Servotronics, Inc. (“Servotronics”), at a price of $47.00 per share in cash. On July 1, 2025, the tender offer expired, resulting in all issued and outstanding stock of Servotronics being canceled and Servotronics becoming a wholly owned subsidiary of the Company. The total purchase price was approximately $133 million in cash, net of cash acquired. The acquisition was financed through cash on hand. Servotronics, headquartered in Elma, New York, is a leading global designer and manufacturer of servo controls and other advanced technology components for aerospace and defense applications. Its products are highly engineered, proprietary components with significant aftermarket content and a strong presence across major aerospace and defense platforms. The operating results of Servotronics are included within TransDigm’s Power & Control segment.
The Company completed its allocation of the fair value of the assets acquired and liabilities assumed for the Servotronics acquisition. The final allocation resulted in $76 million of goodwill and $46 million of other intangible assets, none of which are deductible for tax purposes.
Other Acquisitions – For the fiscal year ended September 30, 2026, the Company completed several acquisitions consisting of substantially all of the assets and technical data rights of certain product lines or all the outstanding stock of certain businesses (collectively, referred to herein as the “Other Acquisitions”), each meeting the definition of a business, for a total aggregate purchase price of $434 million in cash, net of cash acquired. Each of the acquisitions was financed using cash on hand. These acquisitions represent bolt-ons to existing TransDigm operating units. Of the $176 million of goodwill recognized, $112 million is expected to be deductible for tax purposes over 15 years. Of the $134 million of other intangible assets recognized, $95 million is expected to be deductible for tax purposes over 15 years. As of September 30, 2026, the measurement period (not to exceed one year) is open for the fiscal 2026 Other Acquisitions; therefore, the assets acquired and liabilities assumed are subject to adjustment until the end of the respective measurement period. No adjustments are expected to be material to the consolidated financial statements.
On September 21, 2026, the Company announced that its operating unit, Extant Aerospace, entered into a definitive agreement to acquire certain assets comprising a portfolio of commercial rotorcraft, land systems and business jet products, including a manufacturing facility located in California, for approximately $240 million in cash. The acquisition is expected to close during fiscal 2027, subject to standard regulatory approvals and the satisfaction of customary closing conditions.
For the fiscal year ended September 30, 2025, the Company completed a number of Other Acquisitions, each meeting the definition of a business, for a total aggregate purchase price of $284 million in cash, net of cash acquired. Each of the acquisitions was financed using cash on hand. These acquisitions represent bolt-ons to existing TransDigm operating units. All of the approximately $147 million of goodwill and $90 million of other intangible assets recognized for the acquisitions are deductible for tax purposes over 15 years.
* * * * *
Pro forma net sales and results of operations for the acquisitions, had they occurred at the beginning of the fiscal years ended September 30, 2026 or September 30, 2025 are not material. Net sales and results of operations for the fiscal 2026 acquisitions included in the consolidated statements of income for the fiscal year ended September 30, 2026 are not material.

The acquisitions completed by the Company strengthen and expand the Company’s position to design, produce and supply highly engineered proprietary aerospace components in niche markets with significant aftermarket content and provide opportunities to create value through the application of our three core value-driven operating strategy (obtaining profitable new business, continually improving our cost structure, and providing highly engineered value-added products to customers). The purchase prices paid reflect the current earnings and cash flows, as well as the future earnings and cash flows expected to be generated by the businesses, which are driven in most cases by the recurring aftermarket consumption over the life of a particular aircraft, estimated to be approximately 25 to 30 years. The primary items that generate the goodwill recognized are the premiums paid by the Company for the future earnings potential of the businesses acquired and the value of their assembled workforces that do not qualify for separate recognition.
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
The Company recognizes revenue from contracts with customers using the five step model prescribed in ASC 606. A substantial portion of the Company’s revenue is recorded at a point-in-time basis. Revenue is recognized from the sale of products or services when obligations under the terms of the contract are satisfied and control of promised goods or services has transferred to the customer. Control is transferred when the customer has the ability to direct the use of and obtain benefits from the goods or services. Revenue is measured at the amount of consideration the Company expects to be paid in exchange for goods or services.
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
The Company pays sales commissions that relate to contracts for products or services that are satisfied at a point-in-time or over a period of one year or less and are expensed as incurred. These costs are reported as a component of selling and administrative expenses in the consolidated statements of income.
In fiscal 2026, 2025 and 2024, no customer individually accounted for 10% or more of the Company’s net sales.
Net sales to foreign customers, primarily in Western Europe, Canada and Asia, were $3,698 million, $3,296 million and $2,908 million during the fiscal years ended September 30, 2026, 2025 and 2024, respectively.

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

	September 30, 2026	September 30, 2025
Contract assets, current (1)	$339	$280
Contract assets, non-current (2)	128	94
Total contract assets	467	374
Contract liabilities, current (3)	161	143
Contract liabilities, non-current (4)	5	7
Total contract liabilities	166	150
Net contract assets	$301	$224

(1)Included in prepaid expenses and other on the consolidated balance sheets.
(2)Included in other non-current assets on the consolidated balance sheets.
(3)Included in accrued and other current liabilities on the consolidated balance sheets.
(4)Included in other non-current liabilities on the consolidated balance sheets.
The increase in the Company’s current and non-current contract assets at September 30, 2026 compared to September 30, 2025 is primarily due to the fiscal 2026 acquisitions and also the timing and status of work in process and/or milestones of certain contracts. For the fiscal year ended September 30, 2026, the revenue recognized that was included in the contract liability balance at the beginning of the fiscal year was approximately $115 million.
Refer to Note 15, “Segments,” for disclosures related to the disaggregation of revenue.
4.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in millions, except per share data) using the two-class method:

	Fiscal Years Ended September 30,
	2026	2025	2024
Numerator for earnings per share:
Net income	$2,108	$2,074	$1,715
Less: Net income attributable to noncontrolling interests	(1)	—	(1)
Net income attributable to TD Group	2,107	2,074	1,714
Less: Dividends declared or paid on participating securities	(59)	(208)	(233)
Net income applicable to TD Group common stockholders—basic and diluted	$2,048	$1,866	$1,481
Denominator for basic and diluted earnings per share under the two-class method:
Weighted-average common shares outstanding	55.9	56.3	55.8
Vested options deemed participating securities	1.7	1.9	2.0
Total shares for basic and diluted earnings per share	57.6	58.2	57.8
Earnings per share—basic and diluted (1)	$35.51	$32.08	$25.62

(1)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated using unrounded numbers.

Basic and diluted earnings per share are the same for all periods presented. Vested stock options are participating securities and are included in the two-class method for both measures. Unvested stock options were not included in diluted earnings per share because the related performance conditions had not been met as of the end of the period. No securities were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
5.    TRADE ACCOUNTS RECEIVABLE
Trade accounts receivable consist of the following (in millions):

	September 30, 2026	September 30, 2025
Trade accounts receivable—gross	$2,086	$1,642
Allowance for uncollectible accounts	(32)	(25)
Trade accounts receivable—Net	$2,054	$1,617
Allowance for Credit Losses – The Company’s allowance for credit losses is the allowance for uncollectible accounts. The allowance for uncollectible accounts reduces the trade accounts receivable balance to the estimated net realizable value equal to the amount that is expected to be collected. For the fiscal years ended September 30, 2026 and 2025, the activity (including charges to expense, write-offs and recoveries) to the allowance was not material.
6.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2026	September 30, 2025
Raw materials and purchased component parts	$1,624	$1,295
Work-in-progress	746	543
Finished goods	343	257
Inventories—Net	$2,713	$2,095
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2026	September 30, 2025
Land and improvements	$203	$192
Buildings and improvements	924	794
Machinery, equipment and other	1,869	1,621
Construction-in-progress	193	163
Total	3,189	2,770
Accumulated depreciation	(1,357)	(1,191)
Property, plant and equipment—Net	$1,832	$1,579

8.    GOODWILL AND INTANGIBLE ASSETS
The following is a summary of changes in the carrying value of goodwill by segment for the fiscal years ended September 30, 2025 and 2026 (in millions):

	Power & Control	Airframe	Non-aviation	Total
Balance at September 30, 2024	$5,034	$5,306	$79	$10,419
Goodwill acquired during the period	189	13	—	202
Purchase price allocation adjustments (1)	18	(56)	—	(38)
Currency translation adjustments and other	32	(3)	—	29
Balance at September 30, 2025	5,273	5,260	79	10,612
Goodwill acquired during the period	2,272	84	—	2,356
Purchase price allocation adjustments (2)	21	—	—	21
Currency translation adjustments and other	(26)	(17)	—	(43)
Balance at September 30, 2026	$7,540	$5,327	$79	$12,946

(1)Primarily related to the opening balance sheet adjustments recorded for the acquisition of Raptor Scientific (Airframe) completed during the fourth quarter of fiscal 2024 and CPI’s Electron Device Business (Power & Control) completed during the third quarter of fiscal 2024, within the allowable measurement period (not to exceed one year from the acquisition date).
(2)Primarily related to the opening balance sheet adjustments recorded for Servotronics (Power & Control) and certain Other Acquisitions (Power & Control) completed during fiscal 2025, within the allowable measurement period (not to exceed one year from the acquisition date). Measurement period adjustments for acquisitions completed during fiscal 2026 are included in goodwill acquired during the period.
Other intangible assets–net in the consolidated balance sheets consist of the following at September 30 (in millions):

	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trademarks and trade names	$1,371	$—	$1,371	$1,162	$—	$1,162
Technology	3,392	1,271	2,121	2,647	1,137	1,510
Order backlog	59	29	30	59	28	31
Customer relationships	1,925	299	1,626	971	225	746
Other	12	8	4	12	7	5
Total	$6,759	$1,607	$5,152	$4,851	$1,397	$3,454

The purchase price of each acquisition is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. For acquisitions with an open measurement period (not to exceed one year from the acquisition date), the allocations are provisional and subject to adjustment. Refer to Note 2, “Acquisitions,” for further information. Intangible assets acquired during the fiscal year ended September 30, 2026 are summarized in the table below (in millions):

	Gross Amount	Amortization Period
Intangible assets not subject to amortization:
Trademarks and trade names	$214

Intangible assets subject to amortization:
Technology & Other	766	10 to 20 years
Order backlog	26	1 to 3 years
Customer relationships	959	10 to 20 years
	1,751

Total	$1,965
Information regarding the amortization expense of amortizable intangible assets is detailed below (in millions):
Annual Amortization Expense:

Fiscal Years Ended September 30,
2026	$252
2025	201
2024	161
Estimated Amortization Expense:

Fiscal Years Ended September 30,
2027	$294
2028	271
2029	265
2030	262
2031	253
9.    ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following (in millions):

	September 30, 2026	September 30, 2025
Compensation and related benefits	$280	$235
Interest	218	208
Contract liabilities, current (Note 3)	161	143
Dividend equivalent payments, current (Note 16)	54	59
Product warranties	45	37
Current operating lease liabilities (Note 17)	22	15
Excise tax on share repurchases	21	—
Income taxes payable, current	18	40
Foreign currency forward exchange contracts (Note 18)	1	2
Other	280	227
Accrued and other current liabilities	$1,100	$966

10.    DEBT
The Company’s debt consists of the following (in millions):

	September 30, 2026
	Gross Amount	Debt Issuance Costs	Original Issue (Discount) or Premium	Net Amount
Short-term borrowings—trade receivable securitization facility	$875	$(2)	$—	$873
Term loans	$12,803	$(52)	$(29)	$12,722
6.750% secured notes due 2028 (“2028 Secured Notes”)	269	(1)	(1)	267
4.625% senior subordinated notes due 2029 (“4.625% 2029 Notes”)	1,200	(3)	—	1,197
6.375% secured notes due 2029 (“2029 Secured Notes”)	2,750	(12)	(1)	2,737
4.875% senior subordinated notes due 2029 (“4.875% 2029 Notes”)	750	(2)	—	748
6.875% secured notes due 2030 (“2030 Secured Notes”)	1,450	(8)	—	1,442
7.125% secured notes due 2031 (“2031 Secured Notes”)	1,000	(6)	(5)	989
6.625% secured notes due 2032 (“2032 Secured Notes”)	2,200	(14)	—	2,186
6.000% secured notes due 2033 (“2033 Secured Notes”)	1,500	(11)	—	1,489
6.375% senior subordinated notes due 2033 (“6.375% 2033 Notes”)	2,650	(12)	(17)	2,621
6.250% secured notes due 2034 (“2034 Secured Notes”)	500	(4)	—	496
6.750% senior subordinated notes due 2034 (“6.750% 2034 Notes”)	2,000	(16)	—	1,984
6.125% senior subordinated notes due 2034 (“6.125% 2034 Notes”)	1,700	(15)	2	1,687
6.750% secured notes due 2035 (“2035 Secured Notes”)	3,000	(27)	—	2,973
Government refundable advances	8	—	—	8
Finance lease obligations	344	—	—	344
	34,124	(183)	(51)	33,890
Less: current portion	148	(1)	—	147
Long-term debt	$33,976	$(182)	$(51)	$33,743

	September 30, 2025
	Gross Amount	Debt Issuance Costs	Original Issue Discount	Net Amount
Short-term borrowings—trade receivable securitization facility	$725	$(1)	$—	$724
Term loans	$11,124	$(43)	$(33)	$11,048
2028 Secured Notes	2,100	(11)	(6)	2,083
4.625% 2029 Notes	1,200	(5)	—	1,195
2029 Secured Notes	2,750	(17)	(1)	2,732
4.875% 2029 Notes	750	(3)	—	747
2030 Secured Notes	1,450	(10)	—	1,440
2031 Secured Notes	1,000	(8)	(6)	986
2032 Secured Notes	2,200	(17)	—	2,183
2033 Secured Notes	1,500	(12)	—	1,488
6.375% 2033 Notes	2,650	(14)	(20)	2,616
2034 Secured Notes	500	(5)	—	495
6.750% 2034 Notes	2,000	(18)	—	1,982
Government refundable advances	12	—	—	12
Finance lease obligations	284	—	—	284
	29,520	(163)	(66)	29,291
Less: current portion	125	(1)	—	124
Long-term debt	$29,395	$(162)	$(66)	$29,167
Issuance of the $1,200 Million 6.125% 2034 Notes – On February 13, 2026, the Company entered into a purchase agreement in connection with a private offering of $1,200 million in aggregate principal amount of 6.125% senior subordinated notes due 2034 (the “$1,200 million 6.125% 2034 Notes”) at an issue price of 100% of the principal amount. The $1,200 million 6.125% 2034 Notes were issued pursuant to an indenture, dated as of February 13, 2026, among TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The $1,200 million 6.125% 2034 Notes bear interest at 6.125% per annum, which accrues from February 13, 2026 and is payable in arrears on January 31 and July 31 of each year, commencing on July 31, 2026. The $1,200 million 6.125% 2034 Notes mature on July 31, 2034, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture.
Issuance of the $500 Million 6.125% 2034 Notes – On April 17, 2026, the Company entered into a purchase agreement in connection with a private offering of an additional $500 million in aggregate principal amount of 6.125% senior subordinated notes due 2034 (the “$500 million 6.125% 2034 Notes”) at an issue price of 100.375%, which resulted in a premium of approximately $2 million. The $500 million 6.125% 2034 Notes were issued pursuant to a supplemental indenture, dated as of April 17, 2026, which is substantially the same as the terms and conditions that apply to the $1,200 million 6.125% 2034 Notes indenture dated as of February 13, 2026 (collectively, the $500 million 6.125% 2034 Notes and the $1,200 million 6.125% 2034 Notes are referred to herein as the “6.125% 2034 Notes”).
The Company capitalized approximately $16 million in debt issuance costs associated with the 6.125% 2034 Notes during the fiscal year ended September 30, 2026.
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

Principal payments for the Tranche N term loans commenced on June 30, 2026, with approximately $4.5 million to be paid on a quarterly basis up to the February 13, 2033 maturity date. The Tranche N term loans bear interest at Term SOFR plus 2.50% per annum, which accrued from February 13, 2026, and is payable in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on June 30, 2026.
The Company capitalized approximately $17 million in debt issuance costs associated with Amendments No. 20 and No. 21 during the fiscal year ended September 30, 2026.
Use of Proceeds
The Company used the net proceeds from the February 13, 2026 issuances of the $1,200 million 6.125% 2034 Notes and the Initial Tranche N term loans, along with cash on hand, to fund the purchase price of the acquisition of JPE and VSA and for related transaction fees and expenses.
The Company intended to use the net proceeds from the April 17, 2026 issuances of the $500 million 6.125% 2034 Notes and the Additional Tranche N term loans, along with cash on hand, to fund the purchase price of the proposed acquisition of Stellant Systems, Inc., common stock repurchases (refer to Note 14, “Stock Repurchase Program”) and for general corporate purposes. Notwithstanding the July 13, 2026 announcement that the Company elected to withdraw from its proposed acquisition of Stellant Systems, Inc., there was no special mandatory redemption of the April 17, 2026 debt issuances and they remain outstanding.
Issuance of the 2035 Secured Notes – On September 28, 2026, the Company entered into a purchase agreement in connection with a private offering of $3,000 million in aggregate principal amount of 6.750% senior secured notes due 2035 at an issue price of 100% of the principal amount. The 2035 Secured Notes were issued pursuant to an indenture, dated as of September 28, 2026, among TransDigm Inc., as issuer, TransDigm Group and the other subsidiaries of TransDigm Inc. named therein, as guarantors. The 2035 Secured Notes bear interest at 6.750% per annum, which accrues from September 28, 2026 and is payable in arrears on January 31 and July 31 of each year, commencing on January 31, 2027. The 2035 Secured Notes mature on January 31, 2035, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture.
The Company capitalized approximately $27 million in debt issuance costs associated with the 2035 Secured Notes during the fiscal year ended September 30, 2026.
The net proceeds from the 2035 Secured Notes were used to repurchase the tendered 2028 Secured Notes (as further described below) and for general corporate purposes.
Tender Offer for the 2028 Secured Notes – On September 14, 2026, the Company announced a cash tender offer for any and all of its outstanding $2,100 million aggregate principal amount of 6.750% senior secured notes due 2028. On September 29, 2026, the Company purchased approximately $1,831 million aggregate principal amount of the 2028 Secured Notes that had been validly tendered before the early tender deadline of September 25, 2026. Holders received total consideration of $1,008.00 (plus accrued and unpaid interest) per $1,000 principal amount. The total consideration included an early tender premium of $30.00 per $1,000 principal amount. Approximately $269 million aggregate principal amount of the 2028 Secured Notes remained outstanding as of September 30, 2026. Subsequent to September 30, 2026, approximately $2 million aggregate principal amount of the 2028 Secured Notes were validly tendered and repurchased by the Company prior to the expiration of the tender offer on October 13, 2026.
The Company recorded refinancing costs of approximately $26 million, consisting of the $15 million early tender premium paid in excess of par, plus the write-off of the unamortized debt issuance costs and original issue discount of $6 million and $3 million, respectively, and other fees of $2 million during the fiscal year ended September 30, 2026 in conjunction with the purchase of the 2028 Secured Notes.
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
On July 10, 2026, the Company amended the Securitization Facility to, among other things, (i) increase the borrowing capacity from $725 million to $1,000 million; and (ii) extend the maturity date to July 9, 2027. The Company subsequently drew $150 million available under the Securitization Facility in the fourth quarter of fiscal 2026.
As of September 30, 2026, the total drawn on the Securitization Facility is $875 million and the borrowing capacity available is $125 million. As of September 30, 2026 and 2025, the applicable interest rate was 5.09% and 5.67%, respectively. The Securitization Facility is collateralized by substantially all of the Company’s domestic operations’ trade accounts receivable.

Government Refundable Advances
Government refundable advances consist of payments received from the Canadian government to assist in research and development related to commercial aviation. The requirement to repay this advance is based on year-over-year commercial aviation revenue growth for certain product lines at CMC Electronics, which is a wholly-owned subsidiary of TransDigm. As of September 30, 2026 and 2025, the outstanding balance of these advances was $8 million and $12 million, respectively.
Obligations under Finance Leases
The Company leases certain buildings and equipment under finance leases. The present value of the minimum finance lease payments, inclusive of the current portion, represents a balance of $344 million and $284 million at September 30, 2026 and 2025, respectively. The increase in fiscal 2026 is primarily attributable to leases assumed from business combinations, new leases of facilities and amendments to previous agreements qualifying as lease modifications resulting in a change in classification from an operating lease to a finance lease. Refer to Note 17, “Leases,” for further disclosure of the Company’s lease obligations.
Senior Secured Credit Facilities
As of September 30, 2026, TransDigm has $12,803 million in fully drawn term loans (the “Term Loans Facility”) and a $910 million revolving credit facility, of which $865 million in borrowings was available to the Company under the revolving commitments. As of September 30, 2025, TransDigm had $11,124 million in fully drawn term loans and a $910 million revolving credit facility, of which $857 million was available for borrowing to the Company under the revolving commitments. For both fiscal 2026 and 2025, draws on the revolving commitments are subject to an interest rate of Term SOFR plus 2.25% and the unused portion of the revolving commitments is subject to a fee of 0.50% per annum. The total fees incurred on the unused portion of the revolving commitments were not material in fiscal 2026 or fiscal 2025. TransDigm is in compliance with all the covenants contained in the Credit Agreement.

Term Loans Facility	Maturity Date	Interest Rate under Term Loans Facility	Aggregate Principal as of September 30,
			2026	2025
Tranche J	February 28, 2031	Term SOFR plus 2.50%	$3,559	$3,595
Tranche K	March 22, 2030	Term SOFR plus 2.25%	$3,508	$3,544
Tranche L	January 19, 2032	Term SOFR plus 2.50%	$1,470	$1,485
Tranche M	August 19, 2032	Term SOFR plus 2.50%	$2,475	$2,500
Tranche N	February 13, 2033	Term SOFR plus 2.50%	$1,791	$—
The interest rates per annum applicable to the Term Loans Facility under the Credit Agreement are, at TransDigm’s option, equal to either an alternate base rate or an adjusted Term SOFR for one-, three- or six-month interest periods chosen by TransDigm, in each case plus an applicable margin percentage. The adjusted Term SOFR related to the Term Loans Facility is not subject to a floor. Refer to Note 18, “Derivatives and Hedging Activities,” for further information about how our interest rate swaps and collar agreements are used to hedge and offset, respectively, the variable interest rate portion of our debt.
Secured Notes
TransDigm Inc. is the issuer of the 2028 Secured Notes, 2029 Secured Notes, 2030 Secured Notes, 2031 Secured Notes, 2032 Secured Notes, 2033 Secured Notes, 2034 Secured Notes and 2035 Secured Notes (collectively, the “Secured Notes”). The Secured Notes are senior secured obligations of TransDigm Inc. and are fully and unconditionally guaranteed on a joint and several, senior secured basis by TransDigm Group and certain of TransDigm Inc.’s subsidiaries, as described under “Guarantor Information” in Item 7 of this Form 10-K and listed in Exhibit 22.1. The Secured Notes contain restrictive covenants that are substantially similar to many of the restrictive covenants in the Credit Agreement. The Company is in compliance with all of the covenants contained in the Secured Notes.

Subordinated Notes
TransDigm Inc. is the issuer of the 4.625% 2029 Notes, 4.875% 2029 Notes, 6.375% 2033 Notes, 6.750% 2034 Notes and the 6.125% 2034 Notes (collectively, the “Subordinated Notes”). The Subordinated Notes are unsecured obligations of TransDigm Inc., are subordinated in right of payment to its senior indebtedness (including the Secured Notes and the senior secured credit facilities) and are fully and unconditionally guaranteed, on a joint and several, senior subordinated unsecured basis, by TD Group and certain of TransDigm Inc.’s subsidiaries, as described under “Guarantor Information” in Item 7 and listed in Exhibit 22.1. The Subordinated Notes contain restrictive covenants that are substantially similar to many of the restrictive covenants in the Credit Agreement. The Company is in compliance with all of the covenants contained in the Subordinated Notes.
Debt Repayment Schedule
At September 30, 2026, future maturities of long-term debt (excluding finance lease obligations) are as follows (in millions), refer to Note 17, “Leases,” for future maturities of finance leases:

Fiscal Years Ended September 30,
2027	$136
2028	401
2029	4,830
2030	3,496
2031	4,921
Thereafter	19,996
Total	$33,780

11.    FAIR VALUE MEASUREMENTS
The Company values its financial instruments using an industry standard market approach, in which prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. No financial instruments were measured at fair value on a recurring basis, or disclosed at fair value, using unobservable inputs (Level 3). Fair value measurements made at the acquisition date of businesses, which use significant unobservable inputs, are described in Note 2, “Acquisitions.”
The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in millions):

	Level	September 30, 2026	September 30, 2025
Assets:
Interest rate swap and collar agreements (1)	2	$19	$7
Interest rate swap and collar agreements (2)	2	117	8
Liabilities:
Foreign currency forward exchange contracts (3)	2	1	2
Interest rate collar agreements (4)	2	—	3

(1)Included in prepaid expenses and other on the consolidated balance sheets.
(2)Included in other non-current assets on the consolidated balance sheets.
(3)Included in accrued and other current liabilities on the consolidated balance sheets.
(4)Included in other non-current liabilities on the consolidated balance sheets.
The Company’s derivatives consist of interest rate swap and collar agreements and foreign currency forward exchange contracts. The fair values of the interest rate swap and collar agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable). The fair values of the foreign currency forward exchange contracts were derived by using Level 2 inputs based on observable spot and forward exchange rates in active markets. There has not been any impact to the fair value of derivative liabilities due to the Company’s own credit risk. Similarly, there has not been any material impact to the fair value of derivative assets based on the Company’s evaluation of counterparties’ credit risks.
The fair value of cash and cash equivalents, trade accounts receivable-net, accounts payable and borrowings under the Securitization Facility approximated carrying value at September 30, 2026 and 2025 due to the short-term nature of these financial instruments or, in the case of the Securitization Facility, its variable interest rate (Level 2).
The estimated fair value of the Company’s term loans was based on information provided by the agent under the Company’s Credit Agreement (Level 2). The estimated fair values of the Company’s notes were based upon quoted market prices (Level 1). The carrying value of long-term debt, including the current portion and excluding borrowings under the Securitization Facility, government refundable advances, finance lease obligations, debt issuance costs, original issue discount and premium, and the fair value of long-term debt are as follows (in millions):

	September 30, 2026		September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$33,772	$33,351	$29,224	$29,574

12.    INCOME TAXES
The Company’s income from continuing operations before income taxes includes the following components for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2026	2025	2024
United States	$2,202	$2,119	$1,800
Foreign	562	510	415
	$2,764	$2,629	$2,215
The Company’s income tax provision (benefit) on income from continuing operations consists of the following for the periods shown below (in millions):

	Fiscal Years Ended September 30,
	2026	2025	2024
Current
Federal	$424	$420	$354
State	67	45	38
Foreign	117	100	98
	608	565	490
Deferred
Federal	23	(32)	(6)
State	6	1	7
Foreign	19	21	9
	48	(10)	10
	$656	$555	$500
The Company adopted ASU 2023-09 on a prospective basis beginning with the 2026 annual reporting period. Reconciliations between the U.S. federal statutory income tax rate and the effective income tax rate consist of the following for the period shown below (in millions):

	Fiscal Year Ended September 30, 2026
	Amount	Percent
Federal statutory income tax rate	$580	21.0%
State and local income taxes, net of federal income tax effect (1)	59	2.1%
Foreign tax effects	31	1.1%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws:
Foreign-derived intangibles income	(47)	(1.7)%
Other	24	0.8%
Tax credits	(29)	(1.0)%
Changes in valuation allowances:
Federal valuation allowance - 163j	48	1.7%
Nontaxable or nondeductible items	(14)	(0.5)%
Changes in unrecognized tax benefits	(1)	—%
Other adjustments	5	0.2%
Income tax expense and effective tax rate	$656	23.7%

(1)State taxes in California, Illinois, and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation from the statutory federal income tax rate to our effective income tax rate, applying ASC 740 prior to the adoption of ASU 2023-09, consists of the following for the periods shown below:

	Fiscal Years Ended September 30,
	2025	2024
Federal statutory income tax rate	21.0%	21.0%
Changes in valuation allowances impacting results	3.7%	4.0%
State and local income taxes, net of federal benefit	0.9%	1.3%
Foreign-derived intangibles income	(1.6)%	(1.2)%
Stock-based compensation	(2.9)%	(3.6)%
Other—net	—%	1.1%
Effective income tax rate	21.1%	22.6%
The components of the deferred taxes consist of the following (in millions):

	September 30, 2026	September 30, 2025
Deferred tax assets:
Interest expense limitation	$479	$419
Employee benefits	150	131
Inventories	130	99
Net operating losses	58	59
Capitalized research and development costs	45	86
Other	1	14
Total deferred tax assets	863	808
Valuation allowance	(516)	(456)
Net deferred tax assets	347	352
Deferred tax liabilities:
Intangible assets	(1,042)	(1,012)
Outside basis differences	(194)	—
Property, plant and equipment	(134)	(99)
Total deferred tax liabilities	(1,370)	(1,111)
Total net deferred tax (liabilities) assets	$(1,023)	$(759)
At September 30, 2026, the Company has state net operating loss carryforwards of approximately $620 million, German net operating loss carryforwards of $87 million and United Kingdom net operating loss carryforwards of approximately $52 million that expire in various fiscal years from 2027 to 2046. The Company has U.S. and non-U.S. tax credit carryforwards of $3 million that expire beginning in fiscal year 2027.
The deferred tax assets for the interest expense limitation, net operating losses, and tax credit carryforwards are reduced by a valuation allowance for the amount of such assets that the Company believes will not be realized.
With limited exception, no provision has been made for income taxes on undistributed earnings of foreign subsidiaries at September 30, 2026, since it is the Company’s intention to indefinitely reinvest such undistributed earnings. The cash that is permanently reinvested is typically used to expand operations either organically or through acquisitions. It is not practicable to estimate the additional taxes that would be payable on the remittance of such earnings. We have provided for taxes in jurisdictions in which we are not considered indefinitely reinvested, however, such amounts are not significant.
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

The following schedule presents the changes in deferred tax asset valuation allowance as follows (in millions):

Fiscal Year Ended September 30,	Balance at Beginning of Period	Charged to Income Tax Expense	Balance at End of Period
2026	$456	$60	$516
2025	318	138	456
2024	227	91	318
Total income taxes paid, net of refunds, by material jurisdiction in accordance with the adoption of ASU 2023-09 consists of the following for the period shown below (in millions):

September 30, 2026
U.S. federal	$420
State and local	58
Foreign
Germany	48
Other	73
$599
The Company does not have material unrecognized tax benefits as of September 30, 2026 and 2025. The Company classifies all income tax-related interest and penalties as income tax expense, which were not material for the fiscal years ended September 30, 2026 and 2025. As of September 30, 2026 and 2025, the Company’s accrual for interest and penalties was not material.
13.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings – During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings such as product liability claims, employee claims, workers’ compensation claims and class action lawsuits. Insurance may cover some of the costs associated with these claims and proceedings. While the Company is currently involved in certain legal proceedings, it believes the results will not have a material adverse effect on its financial condition, results of operations or cash flows, and it does not believe a loss in excess of amounts accrued is reasonably possible.
Environmental Liabilities – The Company’s operations and facilities are subject to federal, state, local and foreign environmental laws and regulations, and the Company is currently involved in the investigation and remediation of a number of sites, including sites at which it has been identified as a potentially responsible party under federal and state superfund laws. Liabilities are recorded when they are probable and the costs are reasonably estimable, which is generally no later than completion of a feasibility study or when the Company has recommended a remedy or committed to a plan of action. The estimates are based on current facts, laws, regulations and technology and reflect anticipated allocations among potentially responsible parties. They are not discounted, do not consider inflation and are not offset by possible insurance or other third-party recoveries. Because of uncertainties about the nature and extent of contamination, remediation alternatives, evolving standards and the responsibility of other parties, adjustments to the accruals will likely be necessary as investigation and remediation proceed. The Company does not have material liabilities for environmental remediation obligations at September 30, 2026 and 2025.
Commitments – The Company uses letters of credit to support certain payment and performance obligations. Letters of credit reduce the amount available for borrowing under the revolving credit facility. As of September 30, 2026, the Company had $45 million of letters of credit outstanding, none of which had been drawn. Refer to Note 10, “Debt,” Note 17, “Leases,” and Note 20, “Redeemable Noncontrolling Interests,” for information on the Company’s other commitments.

14.    STOCK REPURCHASE PROGRAM
The authorized capital stock of TD Group consists of 224,400,000 shares of $.01 par value common stock and 149,600,000 shares of $.01 par value preferred stock. The total number of shares of common stock issued at September 30, 2026 and 2025 was 62,984,285 and 62,465,317, respectively. The total number of shares held in treasury was 8,406,114 and 6,089,675 at September 30, 2026 and 2025, respectively. There were no shares of preferred stock outstanding at September 30, 2026 and 2025. The terms of the preferred stock have not been established.
On January 27, 2022, the Board of Directors of the Company (the “Board”) authorized a stock repurchase program permitting repurchases of up to $2.2 billion of the Company’s outstanding shares (referred to herein as the “existing stock repurchase program”), replacing the $650 million stock repurchase program. In November 2025, the Board increased the authorization under the existing stock repurchase program by $5.0 billion. Repurchases are subject to any restrictions in the Credit Agreement and the indentures governing the Subordinated Notes and Secured Notes. There is no expiration date for the existing stock repurchase program.
During fiscal 2026, the Company repurchased 2,316,439 shares of common stock at an average price of $1,187.21 per share, for a total amount of $2,750 million. The repurchased shares of common stock are classified as treasury stock in the statement of changes in stockholders’ deficit. As of September 30, 2026, $3,038 million remained available for repurchase under the existing stock repurchase program.
15.    SEGMENTS
The Company’s businesses are organized and managed in three reportable segments: Power & Control, Airframe and Non-aviation.
The Power & Control segment includes operations that primarily develop, produce and market systems and components that predominately provide power to or control power of the aircraft utilizing electronic, fluid, power and mechanical motion control technologies. Major product offerings include mechanical/electromechanical actuators and controls, ignition systems and engine technology, specialized pumps and valves, power conditioning devices, specialized AC/DC electric motors and generators, batteries and chargers, databus and power controls, advanced sensor products, switches and relay panels, high performance hoists, winches and lifting devices, cargo loading, handling and delivery systems, brazing alloys and specialty metal components, electronic components used in the generation, amplification, transmission and reception of microwave signals, and single and two-stage servo valves. Primary customers of this segment are engine and power system and subsystem suppliers, airlines, third party maintenance suppliers, military buying agencies and repair depots. Products are sold in the original equipment and aftermarket market channels.
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
The Non-aviation segment includes operations that primarily develop, produce and market products for non-aviation markets. Major product offerings include seat belts and safety restraints for ground transportation applications, mechanical/electromechanical actuators and controls for space applications, hydraulic/electromechanical actuators and fuel valves for land-based gas turbines, and refueling systems for heavy equipment used in mining, construction and other industries, and turbine controls for the energy and oil and gas markets. Primary customers of this segment are off-road vehicle suppliers and subsystem suppliers, child restraint system suppliers, satellite and space system suppliers, manufacturers of heavy equipment used in mining, construction and other industries and turbine original equipment manufacturers, gas pipeline builders and electric utilities.

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
The following table sets forth, for the periods indicated, certain financial information by reportable segment, which includes a reconciliation of EBITDA As Defined to consolidated income from continuing operations before income taxes (in millions):

	Fiscal Year Ended September 30, 2026
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$1,128	$1,330		$2,458
Commercial and non-aerospace aftermarket	1,784	1,643		3,427
Defense	2,861	1,630		4,491
Non-aviation	—	—	181	181
Net sales	5,773	4,603	181	10,557
Less:
Other segment expenses (1)	2,675	2,104	102
Total segment EBITDA As Defined	3,098	2,499	79	5,676
Less: Unallocated corporate EBITDA As Defined				113
Depreciation and amortization expense				445
Interest expense-net				2,008
Acquisition transaction and integration-related expenses				101
Non-cash stock and deferred compensation expense				158
Refinancing costs				28
Other, net				59
Income from continuing operations before income taxes				$2,764

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

	September 30, 2026
	Power & Control	Airframe	Non-aviation	Corporate (1)	Total
Total assets	$15,115	$10,525	$219	$2,155	$28,014
Capital expenditures	151	114	8	1	274
Depreciation and amortization	245	194	6	—	445

(1)Corporate consists of our corporate offices and does not constitute an operating segment. These amounts are included to reconcile to total consolidated assets, capital expenditures and depreciation and amortization, respectively.

	Fiscal Year Ended September 30, 2025
	Power & Control	Airframe	Non-aviation	Total
Net sales to external customers
Commercial and non-aerospace OEM	$926	$1,180		$2,106
Commercial and non-aerospace aftermarket	1,360	1,444		2,804
Defense	2,273	1,488		3,761
Non-aviation	—	—	160	160
Net sales	4,559	4,112	160	$8,831
Less:
Other segment expenses (1)	1,964	1,902	93
Total segment EBITDA As Defined	2,595	2,210	67	4,872
Less: Unallocated corporate EBITDA As Defined				112
Depreciation and amortization expense				367
Interest expense-net				1,572
Acquisition transaction and integration-related expenses				42
Non-cash stock and deferred compensation expense				157
Refinancing costs				11
Other, net				(18)
Income from continuing operations before income taxes				$2,629

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

	September 30, 2025
	Power & Control	Airframe	Non-aviation	Corporate (1)	Total
Total assets	$9,859	$10,267	$202	$2,581	$22,909
Capital expenditures	108	103	9	2	222
Depreciation and amortization	180	181	6	—	367

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

	September 30, 2024
	Power & Control	Airframe	Non-aviation	Corporate (1)	Total
Total assets	$9,180	$10,045	$193	$6,168	$25,586
Capital expenditures	90	73	2	—	165
Depreciation and amortization	133	172	6	1	312

(1)Corporate consists of our corporate offices and does not constitute an operating segment. These amounts are included to reconcile to total consolidated assets, capital expenditures and depreciation and amortization, respectively.

Geographic Area Information
Net sales are measured based on the geographic destination of sales. Long-lived assets consist of property, plant and equipment-net and operating lease right-of-use assets, and are attributed to the country in which the assets are physically located. Net sales and long-lived assets of individual countries outside of the United States are not material.
The following table presents net sales by geographic area (in millions):

	Fiscal Years Ended September 30,
	2026	2025	2024
Net sales
United States	$6,859	$5,535	$5,032
Foreign Countries	3,698	3,296	2,908
	$10,557	$8,831	$7,940
The following table presents long-lived assets by geographic area (in millions):

	September 30, 2026	September 30, 2025	September 30, 2024
Long-lived assets
United States	$1,541	$1,339	$1,273
Foreign Countries	383	305	276
	$1,924	$1,644	$1,549
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
Non-cash stock compensation expense recognized by the Company during the fiscal years ended September 30, 2026, 2025 and 2024 was $146 million, $152 million and $188 million, respectively. Of the total non-cash stock compensation expense recorded in fiscal 2026, 2025 and 2024, $15 million, $15 million and $18 million, respectively, was recorded as a component of cost of sales and $131 million, $137 million and $170 million, respectively, was recorded as a component of selling and administrative expenses on the consolidated statements of income. The related tax benefit for the fiscal years ended September 30, 2026, 2025 and 2024 was $28 million, $24 million and $24 million, respectively. Of the total non-cash stock compensation expense recorded in fiscal 2026, 2025 and 2024, $170 million, $150 million and $134 million was recorded as a component of additional paid-in capital and $(24) million, less than $2 million and $54 million was recorded as a component of other non-current liabilities (as further discussed below).
The liability awards relate to (1) stock options granted between fiscal 2017 and fiscal 2020 from the 2014 stock option plan and (2) stock options that the Company expects to grant in fiscal 2027 from the 2019 stock option plan, for which compensation cost is being accrued during fiscal 2026 because the service period began before the grant date. Until the options are granted, the Company recognizes compensation cost for the service rendered based on the fair value of the expected awards, remeasured at the end of each reporting period. Upon grant, the liability will be remeasured to fair value on the grant date. In each case, the options are provided to certain employees in lieu of these individuals receiving salary and/or bonus compensation paid in cash. The vesting of the stock options is subject to the achievement of the same operating performance goals as other grants. The liability is remeasured each reporting period based on the results of the Black-Scholes option-pricing model on the last day of the reported period. The fiscal 2026 amount includes a $24 million benefit from the remeasurement of liability awards. The liability for these awards, included in other non-current liabilities, was $67 million and $102 million as of September 30, 2026 and 2025, respectively.
The weighted-average grant date fair value of options granted during the fiscal years ended September 30, 2026, 2025 and 2024 was $519.89, $549.03 and $397.31, respectively. The total fair value of options vested during fiscal years ended September 30, 2026, 2025 and 2024 was $136 million, $107 million and $97 million, respectively. Cash proceeds received from exercises of stock options for the fiscal years ended September 30, 2026, 2025 and 2024 were $155 million, $166 million and $245 million, respectively.

Compensation expense is recognized based upon probability assessments of awards that are expected to vest in future periods, adjusted for expected forfeitures. Such probability assessments are subject to revision and, therefore, unrecognized compensation expense is subject to future changes in estimate. As of September 30, 2026, there was approximately $265 million of total unrecognized compensation expense related to non-vested awards expected to vest, which is expected to be recognized over a weighted-average period of 1.8 years.
The fair value of the Company’s employee stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for all options granted during the periods presented in the table below:

	Fiscal Years Ended September 30,
	2026	2025	2024
Risk-free interest rate	3.9% to 4.5%	4.0% to 4.5%	4.1% to 4.7%
Expected life of options	6.5 years	6.5 years	6.5 years
Expected dividend yield of stock	—	—	—
Expected volatility of stock	32.5%	32.5%	33.5%
The risk-free interest rate is based upon the U.S. Treasury bond rates with a term similar to the expected life of the award as of the grant date. The average expected life of stock-based awards is based on the Company’s actual historical exercise experience. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company estimates stock option forfeitures based on historical data. The total number of stock options expected to vest is adjusted by actual and estimated forfeitures. Changes to the actual and estimated forfeitures will result in a cumulative adjustment in the period of change. Notwithstanding the special dividends declared and paid from time to time, the Company historically has not declared and paid regular cash dividends and does not anticipate doing so in future periods. No dividend yield is assumed because dividend equivalents are paid on vested options and accrue on unvested options, so option holders are not disadvantaged by dividends declared on the underlying shares. Accordingly, the Black-Scholes fair value is not reduced for expected dividends.
2019 Stock Option Plan
In August 2019, the Board of Directors of TD Group adopted a new stock option plan, which was subsequently approved by stockholders on October 3, 2019. The 2019 stock option plan permits TD Group to award stock options to our key employees, directors or consultants. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2019 stock option plan is 4,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. Options granted under this plan may be outstanding for a maximum of 10 years from the date of grant. The Company will issue new shares upon exercise of the stock options.
Performance Vested Stock Options – Generally all of the options granted through September 30, 2026 under the 2019 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, generally all of the options granted will vest based on the Company’s achievement of established operating performance goals, typically over a five year period. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2025	759,608	$1,020.20
Granted	631,757	1,256.82
Exercised	(19,970)	729.42
Forfeited	(127,777)	1,153.67
Expired	(2,394)	1,305.54
Outstanding at September 30, 2026	1,241,224	$1,131.02	8.3 years	$111,598,907
Expected to vest	747,635	$1,170.62	8.6 years	$41,596,994
Exercisable at September 30, 2026	174,374	$866.87	6.8 years	$47,466,690
At September 30, 2026, there were 2,708,865 remaining shares available for award under TD Group’s 2019 stock option plan.

2014 Stock Option Plan
In July 2014, the Board of Directors of TD Group adopted the 2014 stock option plan, which was subsequently approved by stockholders on October 2, 2014. The 2014 stock option plan permitted TD Group to award stock options to our key employees, directors or consultants. The total number of shares of TD Group common stock reserved for issuance or delivery under the 2014 stock option plan was 5,000,000, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate transaction or event. The 2014 stock option plan expired on July 24, 2024 and no further shares may be granted under the plan thereafter. Options granted under this plan may be outstanding for a maximum of 10 years from the date of grant. The Company will issue new shares upon exercise of the stock options.
Performance Vested Stock Options – Generally all of the options granted through September 30, 2026 under the 2014 stock option plan have been pursuant to an equity incentive program adopted by the Company in 2008. Under the 2008 equity incentive program, generally all of the options granted will vest based on the Company’s achievement of established operating performance goals, typically over a five year period. The following table summarizes the activity, pricing and other information for the Company’s performance vested stock-based award activity during the fiscal year ended September 30, 2026:

	Number of Options	Weighted-Average Exercise Price Per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2025	3,230,926	$487.45
Granted	—	—
Exercised	(495,226)	281.30
Forfeited	(73,165)	616.14
Expired	—	—
Outstanding at September 30, 2026	2,662,535	$522.25	3.5 years	$1,676,206,812
Expected to vest	191,041	$670.36	6.4 years	$79,803,044
Exercisable at September 30, 2026	2,207,899	$422.39	3.0 years	$1,459,127,942
The total intrinsic value of performance options exercised during the fiscal years ended September 30, 2026, 2025 and 2024 was $516 million, $600 million and $794 million, respectively.
Dividends and Dividend Equivalent Plans
Pursuant to the Amended and Restated 2014 Stock Option Plan Dividend Equivalent Plan and the 2019 Stock Option Plan Dividend Equivalent Plan, all of the vested options granted under the existing stock option plans, except for grants to the members of the Board of Directors, are entitled to dividend equivalent payments in the event of the declaration of a dividend by the Company. No dividends were declared in fiscal 2026.
Dividend equivalent payments are made during the Company’s first fiscal quarter each year and also upon payment of any dividends declared. Total dividend equivalent payments were $59 million, $208 million and $233 million during the fiscal years ended September 30, 2026, 2025 and 2024, respectively. At September 30, 2026, there was $54 million recorded in accrued and other current liabilities and $52 million recorded in other non-current liabilities on the consolidated balance sheets related to future dividend equivalent payments.

17.    LEASES
The Company leases manufacturing facilities, offices, land, equipment and vehicles. Such leases, some of which are noncancellable and, in many cases, include renewals, expire at various dates. Such options to renew are included in the lease term when it is reasonably certain that the option will be exercised. The Company’s lease agreements typically do not contain any significant residual value guarantees or restrictive covenants, and payments within certain lease agreements are adjusted periodically for changes in an index or rate.
The Company determines if an arrangement is a lease at inception. Lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The discount rate implicit in the Company’s leases is generally not determinable, and therefore the Company uses its incremental borrowing rate, which is determined based on the lease term and the currency in which lease payments are made. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options.
Leases are classified as either operating or finance leases based on the criteria in ASC 842. Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset, and interest on finance lease liabilities is recognized using the effective interest method. Where the lease transfers ownership or the Company is reasonably certain to exercise a purchase option, the asset is amortized over its useful life. The Company has made an accounting policy election not to recognize lease assets or liabilities for leases with a term of twelve months or less. The Company has also elected, for all classes of underlying assets, not to separate non-lease components, such as related services, from lease components, and accounts for them as a single lease component.
The components of lease expense for the fiscal years ended September 30, 2026, 2025 and 2024 are as follows (in millions):

		Fiscal Years Ended September 30,
	Classification	2026	2025	2024
Operating lease cost	Cost of sales or selling and administrative expenses	$34	$23	$22
Finance lease cost:
Amortization of leased assets	Cost of sales	18	15	12
Interest on lease liabilities	Interest expense-net	22	19	16
Total lease cost		$74	$57	$50
Supplemental cash flow information related to leases for the fiscal years ended September 30, 2026, 2025 and 2024 is as follows (in millions):

	Fiscal Years Ended September 30,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$33	$23	$21
Operating cash outflows from finance leases	17	16	14
Financing cash outflows from finance leases	8	7	6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$55	$25	$21
Finance leases	49	25	83

Supplemental balance sheet information related to leases is as follows (in millions):

	Classification	September 30, 2026	September 30, 2025
Operating Leases
Operating lease right-of-use assets	Other non-current assets	$92	$65

Current operating lease liabilities	Accrued and other current liabilities	22	15
Long-term operating lease liabilities	Other non-current liabilities	74	51
Total operating lease liabilities		$96	$66

Finance Leases
Finance lease right-of-use assets, net	Property, plant and equipment-net	$307	$264

Current finance lease liabilities	Current portion of long-term debt	12	8
Long-term finance lease liabilities	Long-term debt	332	276
Total finance lease liabilities		$344	$284
As of September 30, 2026 and 2025 the Company has the following remaining lease term and weighted average discount rates:

	September 30, 2026	September 30, 2025
Weighted-average remaining lease term
Operating leases	5.2 years	6.4 years
Finance leases	20.0 years	19.8 years

Weighted-average discount rate
Operating leases	6.0%	5.7%
Finance leases	6.9%	7.0%
    Future maturities of lease liabilities are as follows (in millions):

Fiscal Years Ended September 30,	Operating Leases	Finance Leases
2027	$27	$29
2028	21	30
2029	17	31
2030	12	31
2031	9	32
Thereafter	35	509
Total future minimum lease payments	121	662
Less: imputed interest	25	318
Total lease liabilities	$96	$344

18.    DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to, among other things, the impact of changes in interest rates and foreign currency exchange rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks and does not enter into such transactions for trading purposes. The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. The Company has agreements with each of its swap and collar counterparties that contain a provision whereby if the Company defaults on the Credit Agreement, the Company could also be declared in default on its swaps and collars resulting in an acceleration of settlement under the swaps and collars.
All derivative financial instruments are recorded at fair value in the consolidated balance sheets. For a derivative that has not been designated as an accounting hedge, the change in the fair value is recognized immediately through earnings. For a derivative that has been designated as an accounting hedge of an existing asset or liability (a fair value hedge), the change in the fair value of both the derivative and underlying asset or liability is recognized immediately through earnings. For a derivative designated as a cash flow hedge of a forecasted transaction, the entire change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the same period the hedged transaction affects earnings.
Interest Rate Swap and Collar Agreements – Interest rate swap and collar agreements are used to manage interest rate risk associated with floating rate borrowings, specifically the term loans under the Credit Agreement. Under the swap agreements, the Company receives floating rate payments in exchange for making fixed rate payments over the term of the agreements, without an exchange of the underlying principal amount. Under the collar agreements, the Company pays the counterparties if the elected tenor’s Term SOFR falls below the floor rate, and the counterparties pay the Company if it exceeds the cap rate. No payments are exchanged under the collar agreements unless Term SOFR is above the cap or below the floor. Together, these agreements reduce the impact of interest rate movements on future interest expense.
The interest rate swap and collar agreements are designated and qualify as cash flow hedges. The entire change in the fair value of these instruments is recorded in accumulated other comprehensive income (loss) and is reclassified into interest expense-net in the period during which the hedged interest payments affect earnings. Cash flows related to the derivative contracts are included in cash flows from operating activities on the consolidated statements of cash flows.
During the third quarter of fiscal 2026, the Company entered into new interest rate collar agreements aggregating to a notional amount of $800 million with an effective date of June 30, 2026 and maturity date of September 30, 2030. The rate floor is 2.50% and cap is 4.50%.
The tables below summarize the key terms of the swaps and collars as of September 30, 2026 (aggregated by effective date).
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

Certain derivative asset and liability balances are offset where master netting agreements provide for the legal right of setoff. For classification purposes, the Company records the net fair value of each type of derivative position that is expected to settle in less than one year with each counterparty as a net current asset or liability and each type of long-term position as a net non-current asset or liability. The amounts shown in the table below represent the gross amounts of recognized assets and liabilities, the amounts offset in the consolidated balance sheets and the net amounts of assets and liabilities presented therein (in millions):

	September 30, 2026		September 30, 2025
	Asset	Liability	Asset	Liability
Interest rate collar agreements	63	—	7	3
Interest rate swap agreements	73	—	8	—
Net derivatives as classified in the consolidated balance sheets (1)	$136	$—	$15	$3

(1)Refer to Note 11, “Fair Value Measurements,” for the consolidated balance sheets classification of the Company’s interest rate swap and collar agreements. The increase in the fair value of the interest rate swap and collar agreements is primarily attributable to increases in forward Term SOFR rates compared to September 30, 2025.
Based on the fair value amounts determined as of September 30, 2026, the estimated net amount of existing gains and caplet amortization expected to be reclassified into interest expense-net within the next twelve months is approximately $11 million.
Foreign Currency Forward Exchange Contracts – The Company transacts business in various foreign currencies, which subjects the Company’s cash flows and earnings to exposure related to changes in foreign currency exchange rates. These exposures arise primarily from purchases or sales of products and services from third parties. Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates, and are used to offset changes in the fair value of certain assets or liabilities or forecasted cash flows resulting from transactions denominated in foreign currencies. At September 30, 2026, the Company has outstanding foreign currency forward exchange contracts to sell U.S. dollars with notional amounts of $128 million. The maximum duration of the Company’s foreign currency cash flow hedge contracts at September 30, 2026 is twelve months. These notional values consist of contracts for the Canadian dollar and the euro and are stated in U.S. dollar equivalents at spot exchange rates at the respective trade dates. Amounts related to foreign currency forward exchange contracts included in accumulated other comprehensive (income) loss in stockholders’ deficit are reclassified into net sales when the hedged transaction settles. As of September 30, 2026, the Company expects to record a net loss of approximately $1 million on foreign currency forward exchange contracts designated as cash flow hedges to net sales over the next twelve months.

19.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the total changes by component in accumulated other comprehensive income (loss), net of taxes, for the fiscal years ended September 30, 2026 and 2025 (in millions):

	Unrealized (losses) gains on derivatives (1)	Pension and post-retirement benefit plans adjustment (2)	Foreign currency translation adjustment (3)	Total
Balance at September 30, 2024	$19	$1	$(62)	$(42)
Net current-period other comprehensive (loss) income (4)	(23)	(3)	58	32
Balance at September 30, 2025	(4)	(2)	(4)	(10)
Net current-period other comprehensive income (loss) (4)	101	9	(66)	44
Balance at September 30, 2026	$97	$7	$(70)	$34

(1)Represents unrealized gains (losses) on derivatives designated and qualifying as cash flow hedges, net of tax (expense) benefit, of $(31) million and $8 million for the fiscal years ended September 30, 2026 and 2025, respectively.
(2)There were no material pension liability adjustments, net of taxes, related to activity for the defined pension plans and postretirement benefit plans for the fiscal years ended September 30, 2026 and 2025.
(3)Represents gains (losses) resulting from foreign currency translation of financial statements, including gains (losses) from certain intercompany transactions, into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Refer to Note 1, “Summary of Significant Accounting Policies,” for additional information.
(4)Presented net of reclassifications out of accumulated other comprehensive income (loss) into earnings, specifically net sales and interest expense-net, for realized gains (losses) on derivatives designated and qualifying as cash flow hedges of $(3) million (net of taxes of $(1) million) and $14 million (net of taxes of $4 million), respectively, for the fiscal year ended September 30, 2026 and $(1) million (net of taxes of less than $(1) million) and $57 million (net of taxes of $18 million), respectively, for the fiscal year ended September 30, 2025.
20.    REDEEMABLE NONCONTROLLING INTERESTS
The purchase agreements of JPE and VSA and P&I include a series of put and call options. The put options, held by the noncontrolling interest holders, provide the right to sell up to 100% of their remaining interest to the Company. The call options are held by the Company and provide it with the right to acquire from the noncontrolling interest holders up to 100% of their remaining interest. The redemption value is payable in cash and is primarily based on a formula using certain adjusted EBITDA metrics and a specified multiple.
The noncontrolling interests are classified as redeemable noncontrolling interests, outside of permanent equity, because the put options are not solely within the Company’s control. The rollforward of redeemable noncontrolling interests is presented in the consolidated statements of changes in stockholders’ deficit.
Redeemable noncontrolling interests are initially recorded at acquisition-date fair value. When a redeemable noncontrolling interest is currently redeemable or probable of becoming redeemable, it is adjusted to the greater of (i) its redemption value or (ii) its carrying amount, which is the initial amount adjusted for the holders’ share of earnings and distributions. The carrying amount of the redeemable noncontrolling interests as of September 30, 2026 was $85 million. The difference between the carrying amount and redemption value as of September 30, 2026 was not material.

EXHIBIT INDEX
TO FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2026

Exhibit No.	Description
10.18	Form of Stock Option Agreement for Director and NEO options awarded in fiscal 2027*
21.1	Subsidiaries of TransDigm Group Incorporated
22.1	Listing of Subsidiary Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
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